Form 10-Q
period 1996-03-31
UNITED STATES GOLD TRUST
filed 1996-05-15
CIK 862352

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               __________________


                                    FORM 10-Q

                               __________________


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996



                               __________________


                         Commission file number 0-18441

                            UNITED STATES GOLD TRUST
               Incorporated pursuant to the Laws of New York State


                               __________________


       Internal Revenue Service -- Employer Identification No. 68-0146329

            625 Second Street, Suite 102, Petaluma, California 94952
                                  (707) 778-1000


                               __________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

                            UNITED STATES GOLD TRUST

                         Part I -- FINANCIAL INFORMATION





  Item 1.         Financial Statements

                  The following financial statements of United States Gold Trust (the "Trust") are included in this report.

                  Unaudited Statements of Assets and Liabilities at March 31, 1996 and audited Statements of Assets and Liabilities at December 31, 1995.

                  Unaudited Statements of Operations for the three months ended March 31, 1996 and 1995.

                  Unaudited Statements of Changes in Net Assets for the three months ended March 31, 1996 and 1995.

                  Unaudited Selected Per Unit Data and Ratios for the three months ended March 31, 1996 and 1995.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion increased approximately 2% during the three months ended March 31, 1996. Net assets of the Trust's Bullion Portfolio decreased approximately 3% from $2,540,829 to $2,457,744, the result of the redemption of Units in excess of the increase in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally increased approximately 2% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 3% from $4,396,853 to $4,281,248, the result of the redemption of Units in excess of the increase in value of American Eagle gold coins.

                  Additional  deposits of gold bullion or of American Eagle gold
                  coins  into  the  Trust  by  the   Sponsor  do  not  affect  a
                  Portfolio's  net asset  value  per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended March 31, 1996 and 1995 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

                            UNITED STATES GOLD TRUST

                          Part II -- OTHER INFORMATION

                 Item 1.   Legal Proceedings

                           Inapplicable

                 Item 2.   Changes in Securities

                           Inapplicable

                 Item 3.   Defaults Upon Senior Securities

                           Inapplicable

                 Item 4.   Submission of Matters to a Vote of Security Holders

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 March 31, 1996
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                               -------------      -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $2,309,078 and $3,929,403, respectively)
  Gold Bullion.............................................................     $ 2,509,352        $        --
  American Eagle Gold Coins................................................              --          4,289,306
Cash.......................................................................              --             13,865
                                                                                -----------        -----------
  Total Assets                                                                    2,509,352          4,303,171

LIABILITIES
Bank overdraft.............................................................          38,490                 --
Payable to Sponsor.........................................................           6,680             11,096
Payable to Trustee.........................................................           3,343              5,548
Other accrued liabilities..................................................           3,095              5,279
                                                                                -----------        -----------
  Total Liabilities                                                                  51,608             21,923
                                                                                -----------        -----------
NET ASSETS                                                                      $ 2,457,744        $ 4,281,248
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         158,655            270,968
                                                                                ===========        ===========
Redemption Price Per Unit (based on bid side evaluation)...................     $     15.49        $     15.80
                                                                                ===========        ===========
Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 2,473,014        $ 4,327,756
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     15.59        $     15.97

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .31                .32
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     15.90        $     16.29
                                                                                ===========        ===========

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                December 31, 1995

                                                                                  Bullion            Coin
                                                                                 Portfolio         Portfolio
                                                                               -------------     -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $2,384,540 and $4,163,696, respectively)
  Gold Bullion.............................................................     $ 2,530,281       $        --
  American Eagle Gold Coins................................................              --         4,426,671
Cash.......................................................................          21,408                --
                                                                                -----------       -----------
  Total Assets                                                                    2,551,689         4,426,671

LIABILITIES
Bank Overdraft.............................................................              --            11,805
Payable to Sponsor.........................................................           5,435             8,938
Payable to Trustee.........................................................           2,718             4,469
Other accrued liabilities..................................................           2,707             4,606
                                                                                -----------       -----------
  Total Liabilities                                                                  10,860            29,818
                                                                                -----------       -----------
NET ASSETS                                                                      $ 2,540,829       $ 4,396,853
                                                                                ===========       ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         167,595           284,859
                                                                                ===========       ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     15.16       $     15.44
                                                                                ===========       ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 2,557,226       $ 4,446,001
                                                                                ===========       ===========
  Divided by outstanding Units.............................................     $     15.26       $     15.61

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .30               .31
                                                                                -----------       -----------
Offering Price per Unit....................................................     $     15.56       $     15.92
                                                                                ===========       ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31
                                    ---------------------------------------------------------------------------
                                                   1996                                     1995
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $    625               $   1,079        $     700               $   1,160
   Sponsor fees.....................    1,245                   2,158            1,400                   2,320
   Gold storage fees................      813                   1,352              908                   1,458
   Professional fees................    1,125                   1,125            1,125                   1,125
   Other............................      125                     125              125                     125
                                     --------               ---------        ---------                --------

   Total expenses                       3,933                   5,839            4,258                   6,188
   Less: amount waived or
      absorbed by Sponsor...........    1,675                   1,925            1,660                   1,883
                                     --------               ---------        ---------                --------

Net investment loss                    (2,258)                 (3,914)          (2,598)                 (4,305)

Net realized and unrealized gain
   on investments:
   Net realized gain
   on investments...................    2,733                  13,338            1,476                   9,987

  Net change in unrealized
     appreciation on investments....   54,533                  96,928           67,043                  98,345
                                     --------               ---------        ---------               ---------

Net realized and unrealized
   gain on investments                 57,266                 110,266           68,519                 108,332
                                     --------               ---------        ---------               ---------

Net increase in net assets
   resulting from operations         $ 55,008               $ 106,352        $  65,921               $ 104,027
                                     ========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Three Months Ended March 31
                                       -------------------------------------------------------------------------
                                                   1996                                     1995
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------         ------------      -----------             -----------
From Operations
   Net investment loss..............   $   (2,258)         $   (3,914)       $   (2,598)             $   (4,305)
   Net realized gain
     on investments.................        2,733              13,338             1,476                   9,987
   Net change in unrealized
     appreciation on investments....       54,533              96,928            67,043                  98,345
                                       ----------          ----------        ----------              ----------
   Net increase in net assets
     resulting from operations             55,008             106,352            65,921                 104,027

From Unit Transactions
   Redemption of 8,940; 13,891;
     5,208 and 17,818 Units,
     respectively ..................     (138,093)           (221,957)          (77,828)               (272,535)
                                       ----------          ----------        ----------              ----------
   Net decrease in net
     assets from Unit transactions       (138,093)           (221,957)          (77,828)               (272,535)
                                       ----------          ----------        ----------              ----------
   Net decrease in net assets             (83,085)           (115,605)          (11,907)               (168,508)

   Net assets at beginning
     of period                          2,540,829           4,396,853         3,044,340               5,121,347
                                       ----------          ----------        ----------              ----------
   Net assets at end of period
     (including accumulated net
     investment loss of $62,681;
     $88,832; $52,993 and $72,728,
     respectively)                     $2,457,744          $4,281,248        $3,032,433              $4,952,839
                                       ==========          ==========        ==========              ==========


                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Three Months Ended March 31
                                      --------------------------------------------------------------------------
                                                1996 (a)(b)                              1995 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                            $  15.16              $  15.44         $  15.06                $  15.30
Net investment loss.................       (.01)                 (.01)            (.01)                   (.01)
Net realized and unrealized
  gain on investments ..............        .34                   .37              .35                     .34
                                       --------              --------         --------                --------
Increase in net asset value                 .33                   .36              .34                     .33
                                       --------              --------         --------                --------
Net asset value at end of period       $  15.49              $  15.80         $  15.40                $  15.63
                                       ========              ========         ========                ========
Ratios to average net assets:
Expenses (c)(d).....................       .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........      (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........       None                  None             None                    None
Number of Units outstanding
  at end of period .................    158,655               270,968          196,965                 316,970
Net assets at end of period
  (in thousands)....................   $  2,458              $  4,281         $  3,032                $  4,953


Note:
(a) The selected per unit data was calculated using average net assets during the period.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the three months ended March 31, 1996 and 1995, the Sponsor reimbursed expenses totaling $1,675 and $1,660 for the Bullion Portfolio and $1,925 and $1,883 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .61% and .57% for the Bullion Portfolio and .52% and .50% for the Coin Portfolio, respectively, for the periods then ended.
(d)     Computed on an annualized basis.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


 Dated:  May 14, 1996           By       ALAN M. SERGY
                                    ____________________________________________
                                         Alan M. Sergy, Secretary


Dated:  May 14, 1996            By       MICHAEL JOSEPH CUGGINO
                                    ____________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)