Form 10-Q
period 1996-06-30
UNITED STATES GOLD TRUST
filed 1996-08-14
CIK 862352

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

                  For the quarterly period ended June 30, 1996



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

                  Unaudited Statements of Assets and Liabilities at June 30,1996 and audited Statements of Assets and Liabilities at December 31, 1995.

                  Unaudited Statements of Operations for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995.

                  Unaudited Statements of Changes in Net Assets for the six months ended June 30, 1996 and 1995.

                  Unaudited Selected Per Unit Data and Ratios for the six months ended June 30, 1996 and 1995.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion generally decreased approximately 3% during the three months ended June 30, 1996. Net assets of the Trust's Bullion Portfolio decreased approximately 4% from $2,457,744 to $2,356,192, the result of the redemption of Units and the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 4% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 7% from $4,281,248 to $3,997,559, the
                  result  of  the   redemption  of  Units and  the decrease  in
                  value of American Eagle gold coins.

                  Dealer prices for wholesale transactions of gold bullion generally decreased approximately 1% during the six months ended June 30, 1996. Net assets of the Trust's Bullion Portfolio decreased approximately 7% from $2,540,829 to $2,356,192, the result of the redemption of Units and the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 2% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 9% from $4,396,853 to $3,997,559, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                  Additional  deposits of gold bullion or of American Eagle gold
                  coins  into  the  Trust  by  the   Sponsor  do  not  affect  a
                  Portfolio's net asset value per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                  June 30, 1996
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                               -------------      -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $2,092,158 and $3,808,060, respectively)
  Gold Bullion.............................................................     $ 2,194,601        $        --
  American Eagle Gold Coins................................................              --          3,999,348
Cash.......................................................................         165,974              5,802
                                                                                -----------        -----------
  Total Assets                                                                    2,360,575          4,005,150

LIABILITIES
Payable to Sponsor.........................................................           2,417              4,194
Payable to Trustee.........................................................           1,250              2,097
Other accrued liabilities..................................................             716              1,300
                                                                                -----------        -----------
  Total Liabilities                                                                   4,383              7,591
                                                                                -----------        -----------
NET ASSETS                                                                      $ 2,356,192        $ 3,997,559
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         157,254            263,725
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     14.98        $     15.16
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 2,370,024        $ 4,042,703
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     15.07        $     15.33

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .30                .31
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     15.37        $     15.64
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
                                                                                ===========       ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended June 30
                                    ---------------------------------------------------------------------------
                                                   1996                                     1995
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $    625               $   1,018        $     712               $   1,168
   Sponsor fees.....................    1,172                   2,036            1,424                   2,336
   Gold storage fees................      714                   1,242              954                   1,520
   Professional fees................    1,125                   1,125            1,125                   1,125
   Other............................      125                     125              125                     125
                                     --------               ---------        ---------               ---------

   Total expenses                       3,761                   5,546            4,340                   6,274
   Less: amount waived or
      absorbed by Sponsor...........    1,633                   1,852            1,695                   1,939
                                     --------               ---------        ---------               ---------

Net investment loss                    (2,128)                 (3,694)          (2,645)                 (4,335)

Net realized and unrealized
   gain (loss) on investments:
   Net realized gain
   on investments...................   18,944                   3,890            1,863                   7,633

  Net change in unrealized
     depreciation on investments....  (97,831)               (168,615)         (29,087)                (96,127)
                                     --------               ---------        ---------               ---------

Net realized and unrealized
   loss on investments                (78,887)               (164,725)         (27,224)                (88,494)
                                     --------               ---------        ---------               ---------

Net decrease in net assets
   resulting from operations         $(81,015)              $(168,419)       $ (29,869)              $ (92,829)
                                     ========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Six Months Ended June 30
                                    ---------------------------------------------------------------------------
                                                   1996                                     1995
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $  1,250               $   2,097        $   1,412               $   2,328
   Sponsor fees.....................    2,417                   4,194            2,824                   4,656
   Gold storage fees................    1,527                   2,594            1,862                   2,978
   Professional fees................    2,250                   2,250            2,250                   2,250
   Other............................      250                     250              250                     250
                                     --------               ---------        ---------               ---------

   Total expenses                       7,694                  11,385            8,598                  12,462
   Less: amount waived or
      absorbed by Sponsor...........    3,308                   3,777            3,355                   3,822
                                     --------               ---------        ---------               ---------

Net investment loss                    (4,386)                 (7,608)          (5,243)                 (8,640)

Net realized and unrealized
   gain (loss) on investments:
   Net realized gain
   on investments...................   21,677                  17,227            3,339                  17,620

   Net change in unrealized
     appreciation (depreciation)
     on investments.................  (43,298)                (71,687)          37,956                   2,218
                                     --------               ---------        ---------               ---------

   Net realized and unrealized
     gain (loss) on investments       (21,621)                (54,460)          41,295                  19,838
                                     --------               ---------        ---------               ---------

   Net increase (decrease) in net
     assets resulting
     from operations                 $(26,007)              $ (62,068)       $  36,052               $  11,198
                                     ========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Six Months Ended June 30
                                       -------------------------------------------------------------------------
                                                   1996                                     1995
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------         ------------      -----------             -----------
From Operations
   Net investment loss..............   $   (4,386)         $   (7,608)       $   (5,243)             $   (8,640)
   Net realized gain
     on investments.................       21,677              17,227             3,339                  17,620
   Net change in unrealized
     appreciation (depreciation)
     on investments.................      (43,298)            (71,687)           37,956                   2,218
                                       ----------          ----------        ----------              ----------
   Net increase (decrease) in net
     assets resulting from operations     (26,007)            (62,068)           36,052                  11,198

From Unit Transactions
   Redemption of 10,341; 21,134;
     6,207 and 21,687 Units,
     respectively ..................     (158,630)           (337,226)          (93,532)               (333,409)
                                       ----------          ----------        ----------              ----------
   Net decrease in net
     assets from Unit transactions       (158,630)           (337,226)          (93,532)               (333,409)
                                       ----------          ----------        ----------              ----------
   Net decrease in net assets            (184,637)           (399,294)          (57,480)               (322,211)

   Net assets at beginning
     of period                          2,540,829           4,396,853         3,044,340               5,121,347
                                       ----------          ----------        ----------              ----------
   Net assets at end of period
     (including accumulated net
     investment loss of $64,809;
     $92,526; $55,638 and $77,063,
     respectively)                     $2,356,192          $3,997,559        $2,986,860              $4,799,136
                                       ==========          ==========        ==========              ==========


                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Six Months Ended June 30
                                      --------------------------------------------------------------------------
                                                1996 (a)(b)                              1995 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                            $  15.16              $  15.44         $  15.06                $  15.30
Net investment loss.................       (.03)                 (.03)            (.03)                   (.03)
Net realized and unrealized
  gain (loss) on investments .......       (.15)                 (.25)             .21                     .06
                                       --------              --------         --------                --------
Increase (decrease) in net asset value     (.18)                 (.28)             .18                     .03
                                       --------              --------         --------                --------
Net asset value at end of period       $  14.98              $  15.16         $  15.24                $  15.33
                                       ========              ========         ========                ========
Ratios to average net assets:
Expenses (c)(d).....................       .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........      (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........       None                  None             None                    None
Number of Units outstanding
  at end of period .................    157,254               263,725          195,966                 313,101
Net assets at end of period
  (in thousands)....................   $  2,356              $  3,998         $  2,987                $  4,799


Note:
(a) The selected per unit data was calculated using average net assets during the period.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the six months ended June 30, 1996 and 1995, the Sponsor reimbursed expenses totaling $3,308 and $3,355 for the Bullion Portfolio and $3,777 and $3,822 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .61% and .57% for the Bullion Portfolio and .52% and .50% for the Coin Portfolio, respectively, for the periods then ended.
(d)     Computed on an annualized basis.


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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


Dated:  August 14, 1996          By       TERRY COXON
                                    ____________________________________________
                                         Terry Coxon, President


Dated:  August 14, 1996          By       MICHAEL JOSEPH CUGGINO
                                    ____________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)