Form 10-Q
period 1996-09-30
UNITED STATES GOLD TRUST
filed 1996-11-07
CIK 862352

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

                  For the quarterly period ended September 30, 1996



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

                  Unaudited Statements of Assets and Liabilities at
                  September 30, 1996 and audited Statements of Assets and Liabilities at December 31, 1995.

                  Unaudited Statements of Operations for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995.

                  Unaudited Statements of Changes in Net Assets for the nine months ended September 30, 1996 and 1995.

                  Unaudited Selected Per Unit Data and Ratios for the nine months ended September 30, 1996 and 1995.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion generally decreased approximately 1% during the three months ended September 30, 1996. Net assets of the Trust's Bullion Portfolio decreased approximately 5% from $2,356,192 to $2,243,599, the result of the redemption of Units and the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 1% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 2% from $3,997,559 to $3,908,901, the
                  result  of  the   redemption  of  Units and  the decrease  in
                  value of American Eagle gold coins.

                  Dealer prices for wholesale transactions of gold bullion generally decreased approximately 2% during the nine months ended September 30, 1996. Net assets of the Trust's Bullion Portfolio decreased approximately 12% from $2,540,829 to $2,243,599, the result of the redemption of Units and the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 2% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 11% from $4,396,853 to $3,908,901, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                  Additional  deposits of gold bullion or of American Eagle gold
                  coins  into  the  Trust  by  the   Sponsor  do  not  affect  a
                  Portfolio's net asset value per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                               September 30, 1996
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                               -------------      -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $2,092,158 and $3,691,740, respectively)
  Gold Bullion.............................................................     $ 2,169,243        $        --
  American Eagle Gold Coins................................................              --          3,859,998
Cash.......................................................................          80,837             60,145
                                                                                -----------        -----------
  Total Assets                                                                    2,250,080          3,920,143

LIABILITIES
Payable to Sponsor.........................................................           3,539              6,146
Payable to Trustee.........................................................           1,875              3,073
Other accrued liabilities..................................................           1,067              2,023
                                                                                -----------        -----------
  Total Liabilities                                                                   6,481             11,242
                                                                                -----------        -----------
NET ASSETS                                                                      $ 2,243,599        $ 3,908,901
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         151,599            259,516
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     14.80        $     15.06
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 2,263,194        $ 3,952,725
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     14.93        $     15.23

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .30                .31
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     15.23        $     15.54
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
                                                                                ===========       ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended September 30
                                    ---------------------------------------------------------------------------
                                                   1996                                     1995
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $    625               $     976        $     675               $   1,076
   Sponsor fees.....................    1,122                   1,952            1,350                   2,152
   Gold storage fees................      649                   1,155              859                   1,325
   Professional fees................    1,125                   1,125            1,125                   1,125
   Other............................      125                     125              125                     125
                                     --------               ---------        ---------               ---------

   Total expenses                       3,646                   5,333            4,134                   5,803
   Less: amount waived or
      absorbed by Sponsor...........    1,611                   1,790            1,661                   1,857
                                     --------               ---------        ---------               ---------

Net investment loss                    (2,035)                 (3,543)          (2,473)                 (3,946)

Net realized and unrealized
   gain (loss) on investments:
   Net realized gain (loss)
   on investments...................        -                   2,270           14,332                 (10,483)

Net change in unrealized
   appreciation (depreciation)
   on investments...................  (25,358)                (23,030)         (48,085)                  7,501
                                     --------               ---------        ---------               ---------

Net realized and unrealized
   loss on investments                (25,358)                (20,760)         (33,753)                 (2,982)
                                     --------               ---------        ---------               ---------

Net decrease in net assets
   resulting from operations         $(27,393)              $ (24,303)       $ (36,226)              $  (6,928)
                                     ========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended September 30
                                    ---------------------------------------------------------------------------
                                                   1996                                     1995
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $  1,875               $   3,073        $   2,087               $   3,404
   Sponsor fees.....................    3,539                   6,146            4,174                   6,808
   Gold storage fees................    2,176                   3,749            2,721                   4,303
   Professional fees................    3,375                   3,375            3,375                   3,375
   Other............................      375                     375              375                     375
                                     --------               ---------        ---------               ---------

   Total expenses                      11,340                  16,718           12,732                  18,265
   Less: amount waived or
      absorbed by Sponsor...........    4,919                   5,567            5,016                   5,679
                                     --------               ---------        ---------               ---------

Net investment loss                    (6,421)                (11,151)          (7,716)                (12,586)

Net realized and unrealized
   gain (loss) on investments:
   Net realized gain
   on investments...................   21,677                  19,497           17,671                   7,137

   Net change in unrealized
     appreciation (depreciation)
     on investments.................  (68,656)                (94,717)         (10,129)                  9,719
                                     --------               ---------        ---------               ---------

   Net realized and unrealized
     gain (loss) on investments       (46,979)                (75,220)           7,542                  16,856
                                     --------               ---------        ---------               ---------

   Net increase (decrease) in net
     assets resulting
     from operations                 $(53,400)              $ (86,371)       $    (174)              $   4,270
                                     ========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Nine Months Ended September 30
                                       -------------------------------------------------------------------------
                                                   1996                                     1995
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------         ------------      -----------             -----------
From Operations
   Net investment loss..............   $   (6,421)         $  (11,151)       $   (7,716)             $  (12,586)
   Net realized gain
     on investments.................       21,677              19,497            17,671                   7,137
   Net change in unrealized
     appreciation (depreciation)
     on investments.................      (68,656)            (94,717)          (10,129)                  9,719
                                       ----------          ----------        ----------              ----------
   Net increase (decrease) in net
     assets resulting from operations     (53,400)            (86,371)             (174)                  4,270

From Unit Transactions
   Issuance of 0; 0; 0 and
     5,178 Units respectively ......            -                   -                 -                  79,592

   Redemption of 15,996; 25,343;
     22,216 and 51,174 Units,
     respectively ..................     (243,830)           (401,581)         (336,091)               (788,616)
                                       ----------          ----------        ----------              ----------
   Net decrease in net
     assets from Unit transactions       (243,830)           (401,581)         (336,091)               (709,024)
                                       ----------          ----------        ----------              ----------
   Net decrease in net assets            (297,230)           (487,952)         (336,265)               (704,754)

   Net assets at beginning
     of period                          2,540,829           4,396,853         3,044,340               5,121,347
                                       ----------          ----------        ----------              ----------
   Net assets at end of period
     (including accumulated net
     investment loss of $66,844;
     $96,069; $58,111 and $81,009,
     respectively)                     $2,243,599          $3,908,901        $2,708,075              $4,416,593
                                       ==========          ==========        ==========              ==========


                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Nine Months Ended September 30
                                      --------------------------------------------------------------------------
                                                1996 (a)(b)                              1995 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                            $  15.16              $  15.44         $  15.06                $  15.30
Net investment loss.................       (.04)                 (.04)            (.04)                   (.04)
Net realized and unrealized
  gain (loss) on investments .......       (.32)                 (.34)             .03                     .03
                                       --------              --------         --------                --------
Decrease in net asset value                (.36)                 (.38)            (.01)                   (.01)
                                       --------              --------         --------                --------
Net asset value at end of period       $  14.80              $  15.06         $  15.05                $  15.29
                                       ========              ========         ========                ========
Ratios to average net assets:
Expenses (c)(d).....................       .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........      (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........       None                  None             None                   2.22%
Number of Units outstanding
  at end of period .................    151,599               259,516          179,957                 288,792
Net assets at end of period
  (in thousands)....................   $  2,244              $  3,909         $  2,708                $  4,417


Note:
(a) The selected per unit data was calculated using average net assets during the period.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the nine months ended September 30, 1996 and 1995, the Sponsor reimbursed expenses totaling $4,919 and $5,016 for the Bullion Portfolio and $5,567 and $5,679 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .62% and .58% for the Bullion Portfolio and .53% and .51% for the Coin Portfolio, respectively, for the periods then ended.
(d)     Computed on an annualized basis.


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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


Dated:  November 7, 1996          By       TERRY COXON
                                    ____________________________________________
                                         Terry Coxon, President


Dated:  November 7, 1996          By       MICHAEL JOSEPH CUGGINO
                                    ____________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)