Form 10-K
period 1996-12-31
UNITED STATES GOLD TRUST
filed 1997-03-27
CIK 862352

================================================================================
                                    FORM 10-K
                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------
(Mark One)

    X
-------- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1996
                         -------------------------------------------------------
                                       OR

-------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                              --------------------------------------------------
Commission file number                  0-18441
                      ----------------------------------------------------------
                               UNITED STATES GOLD TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                       68-0146329
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  625 Second Street, Suite 102, Petaluma, California                94952
--------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:            (707) 778-1000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:          None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:            X
                                                           ---------------------
         Units of Undivided Beneficial Interest in the Bullion Portfolio
          Units of Undivided Beneficial Interest in the Coin Portfolio
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          X
        ----

The aggregate market value of Units held by non-affiliates of the Registrant at March 7, 1997 was $4,467,116.


================================================================================

                                     PART I

Item 1.       Business.

United States Gold Trust
     United States Gold Trust (the "Trust") is an investment trust established under the laws of New York in accordance with an Agreement and Declaration of Trust (the "Trust Agreement"), dated August 17, 1988, between Bullion Security Corporation (the "Sponsor") and United States Trust Company of New York (the
"Trustee"). The Trust, which consists of a Bullion Portfolio and a Coin Portfolio (the "Portfolios"), commenced investment operations on August 18, 1988. On September 1, 1995, Chase Manhattan Bank, N.A. acquired the securities processing business of the Trustee, including the rights and obligations of the Trustee under the Trust Agreement. Other than the change of the Trustee, no changes were made to the Trust Agreement or its provisions in connection with its acquisition by Chase Manhattan Bank, N.A. Each of the Portfolios is intended to be treated under Federal income tax provisions as a separate, non-taxable, grantor trust.

     An investor holding Units in either Portfolio is a beneficiary of the Trust, and the Trustee is obligated to him (as well as to all other Unitholders) to protect the assets of the Trust in accordance with the terms of the Trust Agreement, a copy of which has been previously filed as an exhibit hereto. Important provisions of the Trust Agreement are summarized herein.

     The Trustee is located at 770 Broadway, New York, New York 10003, telephone number 1-718-242-8000. The Sponsor is located at 625 Second Street, Petaluma, California 94952, telephone number 1-707-778-1000.

     Units represent an interest in the Bullion Portfolio or the Coin Portfolio of the Trust; they do not represent an interest in the Sponsor.

Purpose and Function of the Trust
     The Sponsor initially established the Trust to provide both individual investors and large institutions with a means for investing in gold bullion and gold coins, while enjoying the economies and conveniences ordinarily associated with a mutual fund. Unlike a conventional mutual fund or "managed investment company," the Trust does not invest in stocks, bonds or other securities, nor does it attempt to buy or sell gold in anticipation of price changes or other market events. In establishing the Trust, the Sponsor included certain safeguards and protections that the Sponsor considered particularly appropriate for an investment in gold, all through a public offering of securities registered with the Securities and Exchange Commission (the "Commission"). On February 20, 1996, the Sponsor decided to terminate the public offering of Units in the Trust. The public offering of Units, as registered with the Commission on Post-Effective Amendment No. 7 to the Trust's Registration Statement as filed on Form S-1, was terminated as of March 30, 1996. As a consequence, new Units may be issued in the Trust only in transactions which are exempt from the registration provisions of the Securities Act of 1933, as amended. The Sponsor has no current intention to resume the public offering of Units in the Trust.

     Outstanding Units continue to be redeemable daily, at prices determined by the current value of each Portfolio's net assets, and the Trust's assets continue to be held by a bank custodian.

     The Sponsor included the Coin Portfolio as a separate Portfolio of the Trust to accommodate investors who wish to invest in gold through an individual retirement account, or who wished to invest in gold coins issued by the United States Mint.

Rights and Number of Unitholders
     Unitholders have the rights of beneficiaries of the Trust, as set forth in the Trust Agreement. Unitholders do not have any management powers over the Trust. Except for their investment in Units, they should not be personally liable for any actions by the Trust unless they actively participate in the administration of the Trust, a practice which is not permitted under the Trust Agreement. A Unitholder may redeem Units on any day that banks are open for business in New York City ("Business Day"). Units may be redeemed in kind or for cash at a daily redemption price based on the dealer bid price for wholesale transactions ("Redemption Price"). A Unitholder is entitled to receive, at his request, a certificate evidencing ownership of Units. No rights with respect to one Portfolio arise from ownership of Units in the other Portfolio. There were 229 Unitholders of record in the Bullion Portfolio and 321 Unitholders of record in the Coin Portfolio at December 31, 1996.

Business
     The Trust's sole investment activity is to hold gold bullion and one-ounce, $50-denomination American Eagle gold coins (collectively, "Gold"). It neither buys nor sells Gold in anticipation of price changes. Apart from incidental amounts of cash that the Trust may sometimes hold, the Trust is fully invested in Gold at all times.

     The Trust does not engage in speculative trading of Gold. The Trust sells Gold only to the extent necessary to cover cash redemptions of Units and to pay administrative expenses.

Custody of Gold Bullion and Coins
     The Trustee has retained Wilmington Trust Company (a commercial bank with assets in excess of $5 billion) as custodian of the Trust's Gold. Wilmington Trust Company was founded in 1903, and serves as custodian for precious metals storage programs offered by several national brokerage firms. All Trust Gold stored with Wilmington Trust Company is insured against physical loss.

Tax Matters
     The Trust has received a ruling from the Internal Revenue Service to the effect that each Portfolio is treated as a grantor trust for Federal income tax purposes and not an association taxable as a corporation. As a grantor trust, each Portfolio is not to be treated as a taxable entity; instead, each Unitholder in a Portfolio is treated as the owner of an undivided interest in that Portfolio equal to the Unitholder's pro rata portion of that Portfolio's assets.

Expenses
     The Trust incurs legal, accounting, and custodial expenses, and pays fees to the Trustee and the Sponsor based on the average daily net assets of each Portfolio. The Sponsor anticipates that each Portfolio's net expenses (including all fees paid to the Trustee and the Sponsor) will equal, as a share of the Portfolio's average daily net assets ("Expense Ratio"), .35% per year (thirty-five one-hundredths of one percent per year). The Sponsor has agreed to reimburse the Trustee for certain amounts of Trust expenses each year up to half of its compensation for the purpose of limiting each Portfolio's Expense Ratio to .35%. The Sponsor's compensation is .20% per year (two-tenths of one percent per year), so that the maximum amount that the Sponsor is obligated to reimburse is .10% per year (one-tenth of one percent per year). In previous years, the Sponsor voluntarily reimbursed each Portfolio of the Trust additional amounts in order to maintain its Expense Ratio at .35%. While the Sponsor may continue voluntarily to make such additional reimbursements, it is not required to do so, and since the public offering of Units has terminated, the net assets of the Trust are expected to decline over time as Units are redeemed. Accordingly, there can be no assurance that the future expenses of the Trust can be maintained at .35% per year.

Termination Date
     The Trust was established on August 17, 1988, and is scheduled to terminate 99 years after that date. The Trust, or either Portfolio, may be terminated earlier in certain limited circumstances, including a reduction in its net assets to less than $1,000,000. At termination, each Portfolio's Gold will be sold, and Unitholders in the Portfolio will be paid their pro rata share of the Portfolio's net distributable cash.

Reports and Records
     Each person who at any time during the calendar year was a Unitholder of record in either Portfolio is entitled to receive, after the end of the calendar year, a report providing the following information with respect to the Portfolio in which he owns Units: (1) the amount of expenses for the year; (2) the amount of Gold sold during the year and the proceeds from such sales; (3) the cash balance as of the last day of the year; (4) the Gold balance as of the last day of the year; (5) the Redemption Price per Unit as of the last day of the year; and (6) the net asset value per Unit as of the last day of the year. Such statement will be prepared on an accrual basis of accounting in accordance with generally accepted accounting principles and will be audited by an independent auditor.

     The Trustee is obligated under the Trust Agreement to keep books of record and account of its transactions as Trustee and to make them available for inspection by Unitholders at all reasonable times during usual business hours. Such records include a current list of Trust assets and a copy of the Trust Agreement.

Information and Assistance
     A Unitholder or other interested investor may obtain additional copies of this Form 10-K and the Annual Report to Unitholders (the "Annual Report") by calling the Investor's Information Office at 1-800-531-5142 or by writing to P.O. Box 5847, Austin, Texas 78763 (telecopier 1-512-453-2015).

Price of Gold
     The price of gold has been subject to volatile fluctuations in the last several years and may be subject in the future to fluctuations that are even more volatile. Neither the extent, the direction nor the duration of such fluctuations can be foreseen.

     The price of gold tends to rise with the emergence or aggravation of any economic, political, military or international problem that is perceived to increase the risk of high inflation in the United States, and the price of gold tends to decline with the amelioration or resolution of any such problem. Substantial increases or decreases in the price of gold may occur in the future, which would result in substantial increases or decreases in the price of Units.

     The market for gold is worldwide. Gold values respond positively to inflation, but are subject to the risk that in any country inflation or the public's expectation of inflation will decline, thereby resulting in a decrease in the price of gold. The price of gold also can be depressed by sales of the metal by governments, including the U.S. Government; by sales by official bodies, such as the International Monetary Fund; by adverse economic conditions in countries where gold is held by the general public; by large-scale sales of gold; by the discovery or development of new gold-bearing ore reserves or of new processes for mining, refining or recovering gold; and by governmental prohibitions or restrictions on the private ownership of gold.

     The price of gold may be affected by international monetary and political policies, such as currency devaluations or revaluations or trade or currency restrictions between countries, by economic or political conditions within an individual country, or by trade imbalances.

Price of Coins
     The price of gold coins is expected to be determined primarily by the price of gold, and should be expected to be as volatile as the price of gold.

     The price of gold coins usually includes a premium over the value of the coins' bullion content. Within the recent period for which this Form 10-K is filed, the premium has been in the range of 3% to 4%, but may vary in the future, possibly being higher or lower at the time an investor redeems Coin Units than when the investor purchased the Units. Factors which may influence coin premiums include changes in demand for coins relative to the demand for gold bullion, and changes in U.S. government policies regarding production or sale of coins or regarding investment in coins by individual retirement accounts.

     A coin's premium is not a sales charge or commission. Instead, it represents the value of the coin's fabrication in a standardized, more readily identifiable and merchantable form than gold bullion. All or a portion of the premium paid for a coin may be recouped, or a small increase in premium may be earned, when the coin is resold. However, because of the large quantity of coins already minted and sold to the public, it is unlikely that the premium will rise substantially from current levels. It is possible for the premium to decline to zero, but the low cost of melting coins into bullion makes it unlikely that coins would trade at a substantial discount to the value of their gold content.

Capital Appreciation
     Neither gold bullion nor coins generate interest or dividends; they offer only the potential for capital appreciation.

Item 2.   Properties.

Deposits of Gold
     Through December 31, 1996, the Sponsor deposited a total of 16,858 fine troy ounces of gold bullion (of which 11,095 ounces have been sold or redeemed in kind) in trust with the Trustee, and in respect of those deposits the Trustee issued to the Sponsor a total of 422,128 Bullion Units. Through the same date, the Sponsor deposited a total of 17,899 Coins (of which 9,342 Coins have been sold or redeemed in kind) in trust with the Trustee, and in respect of those deposits the Trustee issued to the Sponsor a total of 449,612 Coin Units. Each Portfolio is a separate trust within the United States Gold Trust.

Custody of Gold
     The Trustee is required by the Trust Agreement to retain one or more qualified banks as a custodian of the Trust's Gold. To be "qualified," a bank must be a commercial bank located in the United States, must have assets of at least $1 billion and must, as a substantial portion of its activities, provide safekeeping and custodial services to financial institutions. Although the Trustee itself possesses all such qualifications to be a custodian, the Trustee is forbidden by the Trust Agreement to act as a custodian of the Trust's Gold except under extraordinary circumstances. Neither the Sponsor nor any affiliate of the Sponsor may act as a custodian of the Trust's Gold under any circumstances.

     The Trustee has retained Wilmington Trust Company as custodian of the Trust's Gold (the "Custodian"), and it intends to employ the same bank as custodian of any additional deposits of Gold into the Trust.

     The Custodian is a commercial bank founded in 1903 and organized under the laws of the State of Delaware. Its offices are located at Rodney Square North, Wilmington, Delaware. The Custodian has assets in excess of $5 billion and serves as custodian for precious metals storage programs offered by many national investment brokerage firms. It is subject to supervision and examination by the State Bank Commissioner of the State of Delaware, by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System.

Insurance on Gold
     Trust Gold is insured under policies obtained by the Custodian on all its deposits of precious metals. The insurance policies provide a maximum total coverage of $250 million against theft, fraud and all other physical loss except loss arising out of war, nuclear explosion, government taking and comparable causes. The underwriters of the policies include Lloyds of London and St. Paul Fire and Marine Insurance Company. Under certain circumstances, the Trustee is obligated to obtain or attempt to obtain insurance against physical loss of Gold separate from the insurance maintained by any Custodian.

Item 3.   Legal Proceedings.

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Inapplicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Transferability of Units
     Units are transferable by the Unitholder (by gift, sale or other disposition) and are redeemable by the Trust for cash or in kind at the Redemption Price. Apart from the redeemability of Units, no public market for the Units has developed.

Redemption of Units
     Unitholders may redeem Units in either Portfolio on any Business Day in accordance with the procedures described below.

     A redeeming Unitholder may elect to be paid in cash at the Portfolio's applicable Redemption Price or in kind (i.e., by a distribution of Gold from the same Portfolio). All requests for redemption of Units received by the Trustee in good order prior to 12 noon Eastern Time on a Business Day are executed at the Redemption Price on that Business Day. Requests received by the Trustee after 12 noon are executed at the Redemption Price on the next Business Day. The minimum redemption is 50 Units, or all of the Units in the Portfolio owned by the Unitholder, whichever is less.

     Each Portfolio's Redemption Price, for cash redemptions, is computed each Business Day following the close of trading in gold on the New York Commodity Exchange ("COMEX") or, if the COMEX is not open for trading in gold on a Business Day, at 2:30 p.m. Eastern Time, and is equal to: (i) the value of the Portfolio's Gold at the dealer bid price for wholesale transactions, plus (ii) any cash or other assets of the Portfolio, minus (iii) any liabilities (including proper accruals for expenses and contingencies) of the Portfolio, divided by (iv) the number of Units outstanding in the Portfolio.

     The range of high and low Redemption Prices for each full quarterly period during the years ended December 31, 1996 and 1995 is as follows:

            Period                      High                    Low
1996
First Quarter
   Bullion Portfolio                   $16.24                 $15.32
   Coin Portfolio                      $16.55                 $15.59
Second Quarter
   Bullion Portfolio                   $15.57                 $14.98
   Coin Portfolio                      $15.90                 $15.16
Third Quarter
   Bullion Portfolio                   $15.27                 $14.80
   Coin Portfolio                      $15.52                 $15.06
Fourth Quarter
   Bullion Portfolio                   $15.04                 $14.42
   Coin Portfolio                      $15.31                 $14.62
1995
First Quarter
   Bullion Portfolio                   $15.40                 $14.59
   Coin Portfolio                      $15.63                 $14.88
Second Quarter
   Bullion Portfolio                   $15.53                 $15.02
   Coin Portfolio                      $15.79                 $15.28
Third Quarter
   Bullion Portfolio                   $15.29                 $14.91
   Coin Portfolio                      $15.55                 $15.16
Fourth Quarter
   Bullion Portfolio                   $15.27                 $14.95
   Coin Portfolio                      $15.55                 $15.21



     The Redemption Price on March 7, 1997 was $13.69 for Bullion Units and $13.86 for Coin Units.

     Under the terms of the Trust Agreement, the Sponsor designates a particular "Qualified Dealer" from whom the Trustee is to obtain price quotations for Gold for use in calculating Redemption Prices. The "dealer bid price for wholesale transactions" on a Business Day is the prevailing wholesale bid price on that Business Day of gold bullion or coins, as the case may be, quoted by that Qualified Dealer.

Redemption Requests
     Redemption requests must be accompanied by Trust certificates, if issued, and must be sent to the Trustee. Unitholders may be required to use a redemption form provided by the Trustee. The Trustee may refuse redemption requests not made in the proper form.

1. By Written Request
     Normally the Unitholder's signature on a written redemption request (and on the Unit certificate, if issued) must be guaranteed by an eligible guarantor institution which satisfies the Trustee's written standards and procedures. Eligible guarantor institutions include banks, trust companies, brokers, dealers, municipal or government securities brokers or dealers, credit unions, national securities exchanges, registered securities associations, clearing agencies and savings associations, provided that they are members of STAMP (Securities Transfer Agents Medallion Program). Signature guarantees from institutions that are not STAMP members and notarizations from notary publics will not be accepted. The Trustee's standards and procedures are readily available upon request to the Trustee. (Unitholders may verify that a guarantor institution is a member of STAMP by contacting the STAMP administrator, Kemark Financial Services, at 1-800-348-2724, or the Trustee.) The guarantee must be in proper form and undated. For the protection of the Unitholder and of the Trust, additional documentation may be required for redemption of Units held in corporate, partnership, trust, or fiduciary accounts. The cash proceeds of redemptions requested in writing with a signature guarantee will be sent by check (via first-class mail) to the Unitholder at his address of record.

     However, by completing the appropriate section of the Unitholder Account Application, an investor may authorize the Trustee to honor cash redemption requests without signature guarantee. Unitholders who wish to avoid the possible inconvenience and delay of obtaining an acceptable signature guarantee should carefully consider making the authorization. The lack of a signature guarantee does not render the Trustee responsible for the authenticity of the signature.
Such a redemption request would be processed as though it had been made by telephone (see below), and the cash proceeds would be sent by check or by bank-to-bank wire only to the Unitholder's bank account indicated on the Unitholder Account Application.

2. By Telephone
     A Unitholder who has authorized the Trustee to honor redemption requests without signature guarantee may submit cash redemption requests by telephone. Telephone requests are made by calling the Trustee at 1-617-557-8000. The cash proceeds of redemptions requested by telephone (or in writing without signature guarantee) will be sent by check (via first-class mail) or by bank-to-bank wire, as the Unitholder may direct in his Unitholder Account Application. Whether remitted by check or by bank wire, the redemption proceeds will be addressed only to the Unitholder's account at a commercial bank in the United States (not to an account at a foreign bank, a savings bank, savings and loan association, mutual savings bank, credit union or other thrift institution).

     If the redeeming Unitholder requests a bank wire, the Trustee will charge the Unitholder its customary fee for a wire transfer, which is currently $8. The fee will be deducted from the proceeds of the redemption.

     No telephone requests will be honored for in-kind redemptions or to redeem shares for which certificates have been issued and are outstanding.

     The Trustee reserves the right to discontinue, suspend or impose further requirements and conditions for telephone redemptions and other redemptions without signature guarantee at any time.

3. In-kind Redemptions
     In effecting an in-kind redemption requested by a Unitholder, the Trustee will transfer one or more bars of gold bullion (in the case of a redemption of Bullion Units) or coins (in the case of a redemption of Coin Units) to the account of the Unitholder at the Custodian or other bank employed by the Trustee as a custodian for the Trust's Gold (a "Customer Account"). The amount of Gold so transferred will equal the Portfolio's Gold per Unit multiplied by the number of Units being redeemed in kind. The Trustee also will pay to the Unitholder an amount of cash, for each Unit being redeemed in kind, equal to the respective Portfolio's net cash per Unit, or, alternatively, will require the redeeming Unitholder to pay into the Trust an amount equal to the Portfolio's net liabilities per Unit. Any such amount payable to the Trust will be collected by a cash redemption of Units.

     At the choice of the Unitholder, the Gold that has been transferred to him will continue to be stored at his risk in his Customer Account, or will be shipped, fully insured, by registered mail to the Unitholder's bank or to the Unitholder's address. The Unitholder is responsible for all storage and shipping costs and for any charges by the Custodian for transferring Gold into or out of his Customer Account, which the Unitholder must pay to the Custodian before Gold will be delivered to the Unitholder out of his Customer Account.

     A redemption, or portion of a redemption, too small to be paid by a bar of gold bullion or a coin held by the respective Portfolio will be paid in cash, in accordance with the terms and procedures described above for cash redemptions. Bars of gold bullion held by the Bullion Portfolio generally will be no smaller than approximately 100 troy ounces per bar; and coins held by the Coin Portfolio will have a gold content of 1 troy ounce. Accordingly, redemptions of fewer than 2,500 or so Bullion Units or fewer than 25 or so Coin Units ordinarily can be made only for cash.

4. General
     Requests for redemption (whether in writing or by telephone) will be processed by the Trustee at the applicable Redemption Price. Redemptions ordinarily will be paid by the second Business Day, and in no event later than the seventh calendar day, following receipt of the request by the Trustee. However, Units purchased by personal check or money order may not be redeemed until the Trustee is certain the check has cleared, but no later than 10 calendar days after the issuance of the Units. A Unitholder may avoid this delay by purchasing Units with a cashier's check. Neither the Trust, the Trustee, the Sponsor, nor any of their agents is responsible for losses sustained by a Unitholder as a result of their acting on any instruction or authorization made by the Unitholder either on his Unitholder Account Application or otherwise in connection with redemption of his Units.

     Because a Portfolio's Redemption Price per Unit fluctuates (reflecting the market value of the Portfolio's Gold), the amount a Unitholder receives for his Units may be more or less than the amount he paid for them and may be more or less than their Redemption Price on the date that the Unitholder's written redemption request was mailed to the Trustee.

     Any Units presented for cash redemption may be repurchased by the Sponsor or an affiliate, no later than the close of trading in gold on the COMEX or, if the COMEX is not open for trading in gold on a Business Day, by 2:30 p.m. Eastern Time on the date of redemption, at the full Redemption Price. In such event, the same cash proceeds (unreduced by any commissions) will be forwarded to the Unitholder as though the Units had been redeemed by the Trustee.

     The Trustee may in its discretion, and must when directed by the Sponsor, suspend the right of redemption or postpone payment of redemption requests of Units in a Portfolio for any period during which disposal by that Portfolio of its Gold is not reasonably practicable, or it is not reasonably practicable to determine fairly the value of the Gold. The Trustee is not liable for any loss or damage which may result from any such suspension or postponement, nor for any depreciation or loss incurred by reason of any sale or redemption of Gold made in effecting redemption of Units. Because the market for gold is worldwide, and because continuous liquidity is provided by the activities of numerous independent dealers, the Sponsor believes that it is extremely unlikely that any such suspension or postponement will occur. The authority of the Securities and Exchange Commission and the Commodity Futures Trading Commission to order trading halts does not extend to the dealer market for gold bullion and coins.

     Units redeemed by the Trustee are, by the fact of the redemption, terminated.



Item 6.   Selected Financial Data.

     Selected data for each Unit of the Bullion Portfolio and the Coin Portfolio outstanding for each of the five years in the period ended December 31, 1996 is set forth below. The data are derived from financial statements audited by Ernst & Young LLP, independent auditors, as set forth in their reports included in the Annual Reports to Unitholders for the years then ended.

                        SELECTED PER UNIT DATA AND RATIOS


                                                                   Year Ended December 31 (a)(b)
                       ------------------------------------------------------------------------------------------------------------
                                1996                 1995                  1994                  1993                 1992
                       --------------------  --------------------  --------------------  ---------------------  -------------------
                        Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin       Bullion    Coin
                       Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio   Portfolio Portfolio
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------   --------- ---------

Net asset value at
  beginning of year    $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69  $   13.17  $   13.41   $   14.07  $  14.32

Net investment loss         (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)       (.05)     (.05)

Net realized and
  unrealized gain (loss)
  on investments            (.60)      (.77)       .15        .19       (.32)      (.34)      2.31       2.33        (.85)     (.86)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  --------

Increase (decrease) in
  net asset value           (.65)      (.82)       .10        .14       (.37)      (.39)      2.26       2.28        (.90)     (.91)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  --------

Net asset value at end
  of year              $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69   $   13.17  $  13.41
                       =========  =========  =========  =========  =========  =========  =========  =========   =========  ========


Ratios to average net assets:
Expenses (c)                .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%        .35%      .35%
Net investment loss (c)    (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)      (.35%)    (.35%)

Investment turnover
  rate                      None       None       None      1.69%     14.24%      9.70%     15.94%      9.83%        None     6.68%

Number of Units outstanding
   at end of year        148,946    218,383    167,595    284,859    202,173    334,788    209,475    328,344     181,907   294,082

Net assets at end of year
  (in thousands)       $   2,161  $   3,192  $   2,541  $   4,397  $   3,044  $   5,121  $   3,233  $   5,151   $   2,396  $  3,942

Note:

(a) The selected per unit data was calculated using average net assets during the year.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the years ended December 31, 1996, 1995, 1994, 1993 and 1992, the Sponsor reimbursed expenses totaling $6,829, $6,655, $6,852, $6,337 and
      $6,216 for the Bullion Portfolio and $7,694,  $7,554,  $7,870,  $7,212 and
      $6,670 for the Coin Portfolio, respectively. Absent the foregoing, the ratios of expenses to average net assets and the ratios of net investment loss to average net assets would have increased to .64%, .58%, .56%, .59% and .62% for the Bullion Portfolio and .54%, .51%, .50%, .51% and .52% for the Coin Portfolio, respectively, for the years then ended.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net assets of the Bullion Portfolio: increased in 1992 from $1,999,741 to $2,396,312, as a result of additional deposits of Gold by the Sponsor in excess of the decrease in the value of Gold; increased in 1993 from $2,396,312 to $3,233,062, as a result of net additional deposits of Gold by the Sponsor and an increase in the value of Gold; decreased in 1994 from $3,233,062 to $3,044,340, as a result of net redemptions of Units and a decrease in the value of Gold; decreased in 1995 from $3,044,340 to $2,540,829, as a result of redemptions of Units in excess of the increase in the value of Gold; and decreased in 1996 from $2,540,829 to $2,160,978, as a result of redemptions of Units and a decrease in the value of Gold. Net assets of the Coin Portfolio: increased in 1992 from $3,504,244 to $3,942,382, as a result of net additional deposits of Gold by the Sponsor in excess of the decrease in the value of Gold; increased in 1993 from $3,942,382 to $5,150,582, as a result of net additional deposits of Gold by the Sponsor and an increase in the value of Gold; decreased in 1994 from $5,150,582 to $5,121,347, as a result of the net decrease in the value of Gold in excess of net additional deposits of Gold by the Sponsor; decreased in 1995 from $5,121,347 to $4,396,853, as a result of net redemptions of Units in excess of an increase in the value of Gold; and decreased in 1996 from $4,396,853 to $3,192,490, as a result of redemptions of Units and a decrease in the value of Gold. The ratio of expenses to average net assets and net investment loss to average net assets during each of the five years in the period ended December 31, 1996 was .35% for each Portfolio after the Sponsor's reimbursement, as anticipated. The Trust has engaged in no activities other than the holding of Gold, the issuance and redemption of Units and the payment of its expenses.

Item  8.  Financial Statements and Supplementary Data.

     See Registrant's Annual Report for the Year Ended December 31, 1996 filed under Part IV, Item 14(a) hereof. Item 302 of Regulation S-K is inapplicable.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          Inapplicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Sponsor
     The Sponsor is a Delaware corporation organized on June 22, 1987. The Sponsor's only activity has been as sponsor of the Trust. Units in the Trust do not represent an interest in the Sponsor and the rights and obligations of the Sponsor derive solely from the Trust Agreement.

     Officers and directors of the Sponsor are:
Terry Coxon           President and Director since 1987
Alan Sergy            Secretary and Director since 1987
John Chandler         Vice President and Director since 1987
Michael J. Cuggino    Treasurer since 1993

     All officers and directors will hold office until the next annual meeting of stockholders of the Sponsor or until their successors are elected and qualified. No officer or director owns more than 1% of the Units outstanding.

     All of the outstanding capital stock of the Sponsor is owned by World Money Managers, a California limited partnership that is the investment adviser to Permanent Portfolio Family of Funds, Inc., a registered investment company. The general partners of World Money Managers are Terry Coxon, and Terry Coxon, Inc., a corporation wholly owned by Mr. Coxon. World Money Managers is located at 625 Second Street, Suite 102, Petaluma, California 94952.

     Terry Coxon, age 52, has been an investment adviser and financial author for more than the past five years, and the president and a director of Permanent Portfolio Family of Funds, Inc. since 1982. Mr. Coxon has had extensive experience with precious metals investing. He is also the author of Using Warrants and the co-author (with Harry Browne) of Inflation-Proofing Your Investments. Mr. Coxon owns a 6.25% special limited partnership interest in World Money Managers.

     Alan Sergy, age 52, has been an investment adviser and a trustee of Sergy Trusts for more than the past five years. As the corporate secretary since 1982 and a director since 1986 of Permanent Portfolio Family of Funds, Inc., Mr. Sergy also has had extensive experience with precious metals investing. Mr. Sergy beneficially owns a 25% limited partnership interest and an 18.75% special limited partnership interest in World Money Managers.

     John Chandler, age 60, has been the president and a director and a 50% owner of Permanent Portfolio Information, Inc., a financial marketing consultant firm, and the vice president and a director of Harry Browne Special Reports, Inc., an investment advisory newsletter, for more than the past five years. Permanent Portfolio Information, Inc. owns a 16.67% limited partnership interest and a 12.5% special limited partnership interest in World Money Managers.

     Michael J. Cuggino, age 34, has been a Certified Public Accountant since 1988, having been employed by Ernst & Young in various audit and accounting capacities, including audit manager, from August 1985 until January 1991, when he established his own accounting practice. Mr. Cuggino served as the Assistant Treasurer of the Sponsor and Permanent Portfolio Family of Funds, Inc. from August 1991 until December 1992, when he became the Treasurer of each of those companies.

     The officers and directors of the Sponsor are not separately compensated by the Sponsor for serving as such. The Sponsor may reimburse World Money Managers for costs incurred by World Money Managers and allocable to the activities of the Sponsor. No such reimbursements are paid by the Trust or the Trustee.

     The Sponsor has been instrumental in the organization of the Trust and may be deemed a "promoter" of the Trust within the meaning of Rule 405 under the Securities Act of 1933.

Sponsor's Compensation
     The Sponsor does not share in any selling commissions, nor does the Sponsor or its affiliates charge any commissions or other fees on redemptions of Units.

     Under the Trust Agreement, the Sponsor is entitled to receive a Sponsor's fee, payable monthly from the assets of the Trust, at an annual rate equal to
 .20% (two-tenths of one percent) of each Portfolio's average daily net assets. The Sponsor also receives a one-time account establishment fee of $35 from each investor in Units. The account establishment fee was designed to reimburse the Sponsor for amounts it pays in respect of the Trust's costs and expenses.

     The Sponsor's net profits, if any, may be reduced by reimbursements to the Trustee for administrative expenses of the Trust.

Powers and Responsibilities of Sponsor
     The Sponsor is empowered under the Trust Agreement to remove the Trustee under certain conditions and select a new Trustee. The Sponsor has no authority to hold Gold belonging to the Trust or to direct the sale of Trust Gold. The Sponsor is obligated under the Trust Agreement to appoint an independent certified public accounting firm annually to audit the Trust. Also, the Sponsor is entitled under the Trust Agreement to inspect the books and records of the Trust and to repurchase Units presented for cash redemption.

     Under the Trust Agreement, the Sponsor may make additional deposits of gold bullion or coins with the Trustee in exchange for the issuance of additional Units. The Trust Agreement provides that no additional deposit into a Portfolio will be accepted which would affect the quantity of Gold per Unit in the Portfolio or the Net Asset Value per Unit or Redemption Price per Unit of the Portfolio. In connection with each Additional Deposit, the Sponsor will deposit cash equal to the Portfolio's net cash per Unit, or, alternatively, receive cash from the Portfolio equal to the Portfolio's net accrued expenses and other liabilities per Unit.

     On February 20, 1996, the Sponsor decided to terminate the public offering of Units in the Trust. The public offering of Units, as registered with the Commission on Post-Effective Amendment No. 7 to the Trust's Registration Statement as filed on Form S-1, was terminated as of March 30, 1996. As a consequence, new Units may be issued in the Trust only in transactions which are exempt from the registration provisions of the Securities Act of 1933, as amended. The Sponsor has no current intention to resume the public offering of Units in the Trust.

Limitations on Liability of Sponsor
     The Sponsor is liable for the performance of its obligations and duties arising from the Trust Agreement, but is under no liability to Unitholders for taking any action or refraining from any action in good faith or for errors in judgment. The Sponsor is not responsible in any way for any decline in the value of Gold owned by the Trust, or loss incurred by reason of the acquisition or disposition of any Gold by the Trust. These limitations do not protect the Sponsor against any liability to which the Sponsor would otherwise be subject by reason of the Sponsor's willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations and duties.

Succession of Sponsor
     If at any time the Sponsor fails to perform any of its duties under the Trust Agreement, or becomes incapable of acting, or becomes bankrupt or insolvent, or if the Sponsor's affairs are taken over by public authorities for the purpose of rehabilitation, conservation or liquidation, the Trustee may remove the Sponsor and appoint a successor or may terminate the Trust. Should the Trustee so terminate the Trust, each Portfolio's Gold would be sold, and Unitholders in each Portfolio would be paid their pro rata share of their Portfolio's net distributable cash.

Trustee
     The Trustee is Chase Manhattan Bank, N.A. of New York, which succeeded as Trustee by merger with the United States Trust Company of New York. The Trustee is a member of the New York Clearing House Association and is subject to supervision and examination by the Superintendent of Banks of the State of New York, by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System. The Trustee has total assets under custody and management in excess of $2.9 trillion.

Trustee's Compensation
     Under the Trust Agreement, the Trustee is entitled to receive a fee for its ordinary services to the Trust, payable monthly from the assets of the Trust, at an annual rate equal to .10% (one-tenth of one percent) of each Portfolio's average daily net assets, subject to a minimum fee at the rate of $2,500 per year for each Portfolio. The Trustee may also be reimbursed from Trust assets or from the Sponsor for certain expenses of the Trust.

Powers and Responsibilities of Trustee
     The Trustee is charged under the Trust Agreement with the administration and safeguarding of the Trust and its assets for the benefit of the Unitholders. The Trustee may require proper indemnity from the Trust for so acting. The Trustee is required to employ a separate depository bank or banks as custodians of the Trust's Gold and may not itself act as a custodian of the Trust's Gold except under extraordinary circumstances. Should the Custodian fail to maintain the insurance coverage required under the Trust Agreement or comparable insurance, the Trustee is obligated promptly to obtain such insurance coverage if it is reasonably available.

     The Trustee is empowered under the Trust Agreement to incur expenses necessary and advisable for the administration of the Trust and is entitled to be reimbursed for them by the Trust unless reimbursed by some other source, and is entitled to receive the fees described above. In addition, the Trustee is empowered to sell Trust assets in order to make funds available to pay all expenses, and to pay valid redemption requests.

Limitations on Liability of Trustee
     Under the Trust Agreement, the Trustee is not liable or responsible in any way for depreciation or loss incurred by reason of the disposition of any cash, Gold or Units, or in respect of any valuation, or for any action taken in good faith reliance on prima facie properly executed documents, except in cases of its willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations and duties under the Trust Agreement. The Trustee is not personally liable for any taxes or other governmental charges imposed upon, or in respect of, the Trust.

Succession of Trustee
     If the Trustee becomes incapable of acting or becomes bankrupt or insolvent, or if a receiver of the Trustee or its property is appointed, or if its affairs are taken over by public authorities for the purpose of rehabilitation, conservation or liquidation, or if the Trustee ceases to qualify to act as such, the Sponsor may remove the Trustee and appoint a successor as provided in the Trust Agreement. If the Trustee resigns (which the Trustee is permitted to do under the Trust Agreement), the Sponsor is obligated to appoint a successor as soon as possible. If upon resignation of the Trustee no successor has been appointed and has accepted the appointment within thirty days after notification, the retiring Trustee may apply to a court of competent jurisdiction for the appointment of a successor.

     The resignation or removal of the Trustee becomes effective only when the successor accepts its appointment as such or when a court of competent jurisdiction appoints a successor.


Item 11.      Executive Compensation.

              Inapplicable.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              Inapplicable.

Item 13.      Certain Relationships and Related Transactions.

              Inapplicable.
                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)    The following documents are filed as part of this report:

                      l.       Financial Statements.

                               See the Annual Report to Unitholders starting on the following page.

                      2.       Financial Statement Schedules.

                               Inapplicable.

                      3.       Exhibits.

                               See Item 14(c).

              (b)    Reports on Form 8-K.

                     None.

              (c)    Exhibits.

                      1. See Exhibits to Registrant's Registration Statement on Form S-1, filed with the Commission on September 1, 1987, and Amendments No. 1, 2 and 3 and Post-Effective Amendments No. 1, 2, 3, 4, 5, 6 and 7 thereto, filed with the Commission on June 15, 1988, August 29, 1988, October 3, 1988,
                               December  29,  1988,  March 30,  1990,  March 25,
                               1991,  March 31, 1992,  March 31, 1993, March 31,
                               1994 and March 31, 1995, respectively, and incorporated herein by this reference.

                     13.       Annual Report to Unitholders.

                     24.1      Consent of Independent Auditors.

                     27.BP     Financial Data Schedule for Bullion Portfolio.

                     27.CP     Financial Data Schedule for Coin Portfolio.

              (d)    Financial Statement Schedules.

                     Inapplicable.

                         REPORT OF INDEPENDENT AUDITORS


Unitholders, Trustee and Sponsor
United States Gold Trust



We have audited the accompanying statements of assets and liabilities of the Bullion Portfolio and the Coin Portfolio, comprising United States Gold Trust, as of December 31, 1996 and 1995, including the schedules of investments as of December 31, 1996, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 1996 and the selected per unit data and ratios for each of the years since 1992. These financial statements and per unit data and ratios are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments as of December 31, 1996 and 1995, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of the Bullion Portfolio and the Coin Portfolio, comprising United States Gold Trust, at December 31, 1996 and 1995, the results of their operations and changes in their net assets for each of the three years in the period ended December 31, 1996 and the selected per unit data and ratios for each of the years since 1992, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP

Chicago, Illinois
March 24, 1997

                            UNITED STATES GOLD TRUST
                      STATEMENTS OF ASSETS AND LIABILITIES

                                             Bullion Portfolio                Coin Portfolio

                                       ----------------------------      ---------------------------
                                                December 31                     December 31
                                       ----------------------------      ---------------------------
                                           1996            1995             1996           1995
                                       ------------     -----------      -----------     -----------

ASSETS
Investments, at value
  (based on bid side evaluation)
  (cost:  $2,092,158, $2,384,540,
   $3,173,783 and $4,163,696,
   respectively)
  Gold Bullion                         $  2,127,172     $ 2,530,281     $         -     $         -
  American Eagle Gold Coins                       -               -       3,222,138       4,426,671
Cash                                         42,264          21,408               -               -
                                       ------------     -----------     -----------     -----------
  Total Assets                            2,169,436       2,551,689       3,222,138       4,426,671

LIABILITIES

Bank overdraft                                   -                -          13,292          11,805
Payable to Sponsor                           4,620            5,435           7,864           8,938
Payable to Trustee                           2,500            2,718           3,932           4,469
Other accrued liabilities                    1,338            2,707           4,560           4,606
                                       -----------      -----------     -----------     -----------
  Total Liabilities                          8,458           10,860          29,648          29,818
                                       -----------      -----------     -----------     -----------

NET ASSETS                             $ 2,160,978      $ 2,540,829     $ 3,192,490     $ 4,396,853
                                       ===========      ===========     ===========     ===========
INTEREST OF UNITHOLDERS

Outstanding Units                          148,946          167,595         218,383         284,859
                                       ===========      ===========     ===========     ===========
Redemption Price per Unit
  (based on bid side evaluation)       $     14.51      $     15.16     $     14.62     $     15.44
                                       ===========      ===========     ===========     ===========
Calculation of Offering Price per Unit:
  Aggregate offering side evaluation   $ 2,174,810      $ 2,557,226     $ 3,230,141     $ 4,446,001
                                       ===========      ===========     ===========     ===========

    Divided by outstanding Units       $     14.60      $     15.26     $     14.79     $     15.61

  Plus sales charge of 1.96% of Offering
    Price (2% of net amount invested)          .29              .30             .30             .31
                                       -----------      -----------     -----------     -----------

Offering Price per Unit                $     14.89      $     15.56     $     15.09     $     15.92
                                       ===========      ===========     ===========     ===========

                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            SCHEDULE OF INVESTMENTS
                               December 31, 1996
                               Bullion Portfolio
                                        Net Weight                       Value
       Refiner                      (Fine troy ounces)      (based on bid side evaluation)
---------------------               ------------------      ------------------------------
ASARCO                                     95.912                    $    35,401
CREDIT SUISSE                              99.500                         36,725
DEGUSSA                                   300.557                        110,936
ENGELHARD                               2,586.518                        954,684
ENGELHARD LONDON                           99.823                         36,845
HANDY & HARTMAN                           592.096                        218,543
JOHNSON & MATTHEY                         898.162                        331,512
MATTHEY BISHOP, USA                       199.562                         73,658
PAMP-SUISSE                               796.000                        293,803
PMR                                        95.002                         35,065
                                        ---------                    -----------
Total (identified cost $2,092,158)      5,763.132                    $ 2,127,172
                                        =========                    ===========






                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            SCHEDULE OF INVESTMENTS
                               December 31, 1996
                                 Coin Portfolio
                                                                          Value
                                            Coins             (based on bid side evaluation)
                                          --------            ------------------------------
American Eagle gold coins, one ounce
 (fine weight), $50 denomination
 (identified cost $3,173,783)              8,557                         $3,222,138
                                           =====                         ==========





                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            STATEMENTS OF OPERATIONS


                                                    Bullion Portfolio                                Coin Portfolio
                                       --------------------------------------------      ----------------------------------------

                                                Year Ended December 31                           Year Ended December 31
                                       --------------------------------------------      ----------------------------------------
                                           1996            1995            1994             1996            1995           1994
                                       ------------     -----------     -----------      -----------     -----------   ----------
Expenses (Note 3):
  Trustee fees                         $      2,500     $     2,718     $     3,115      $     3,932     $     4,469   $    4,927
  Sponsor fees                                4,620           5,435           6,230            7,864           8,938        9,854
  Gold storage fees                           3,090           3,530           4,022            5,163           5,642        6,218
  Professional fees                           4,500           4,500           4,350            4,500           4,500        4,350
  Other                                         500             500             500              500             500          500
                                       ------------     -----------     -----------      -----------     -----------   ----------
  Total expenses                             15,210          16,683          18,217           21,959          24,049       25,849
  Less: amount waived or
    absorbed by Sponsor                       6,829           6,655           6,852            7,694           7,554        7,870
                                       ------------     -----------     -----------      -----------     -----------   ----------

Net investment loss                          (8,381)        (10,028)        (11,365)         (14,265)        (16,495)     (17,979)

Net realized and unrealized gain
 (loss) on investments (Notes 5 & 6):
  Net realized gain (loss)
    on investments                           21,678          15,677         (22,556)          53,901           7,137      (15,141)

  Net change in unrealized
    appreciation (depreciation)
    on investments                         (110,727)         12,357         (33,917)        (214,620)         54,399      (95,243)
                                       ------------     -----------     -----------      -----------     -----------   ----------

Net realized and unrealized
  gain (loss) on investments                (89,049)         28,034         (56,473)        (160,719)         61,536     (110,384)
                                       ------------     -----------     -----------      -----------     -----------   ----------

Net increase (decrease) in net
  assets resulting from operations     $    (97,430)    $    18,006     $   (67,838)     $  (174,984)    $    45,041   $ (128,363)
                                       ============     ===========     ===========      ===========     ===========   ==========








                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                    Bullion Portfolio                                Coin Portfolio
                                       --------------------------------------------      -----------------------------------------

                                                Year Ended December 31                           Year Ended December 31
                                       --------------------------------------------      -----------------------------------------
                                           1996            1995            1994              1996            1995          1994
                                       -----------     -----------      -----------      ------------    -----------   -----------
From Operations
  Net investment loss                  $    (8,381)     $  (10,028)     $  (11,365)      $   (14,265)     $  (16,495)   $  (17,979)
  Net realized gain (loss) on
    investments                             21,678          15,677         (22,556)           53,901           7,137       (15,141)
  Net change in unrealized
    appreciation (depreciation) on
    investments                           (110,727)         12,357         (33,917)         (214,620)         54,399       (95,243)
                                       -----------     -----------      ----------       -----------     -----------   -----------
 Net increase (decrease) in net
    assets resulting from
    operations                             (97,430)         18,006         (67,838)         (174,984)         45,041      (128,363)

From Unit Transactions
  Issuance of 0; 0; 29,982; 0;
    5,178 and 35,500 Units,
    respectively                                 -               -         456,175                 -          79,592       547,249
  Redemption of 18,649; 34,578;
    37,284; 66,476; 55,107 and
    29,056 Units, respectively            (282,421)       (521,517)       (577,059)       (1,029,379)       (849,127)     (448,121)
                                       -----------     -----------      ----------       -----------     -----------   -----------
  Net increase (decrease) in net
    assets from Unit transactions         (282,421)       (521,517)       (120,884)       (1,029,379)       (769,535)       99,128
                                       -----------     -----------      ----------       -----------     -----------   -----------
  Net decrease in net
    assets                                (379,851)       (503,511)       (188,722)       (1,204,363)       (724,494)      (29,235)
  Net assets at beginning of year        2,540,829       3,044,340       3,233,062         4,396,853       5,121,347     5,150,582
                                       -----------     -----------      ----------       -----------     -----------   -----------
  Net assets at end of year
    (including accumulated net
     investment loss of $68,804;
     $60,423; $50,395; $99,183;
     $84,918 and $68,423,
     respectively)                     $ 2,160,978     $ 2,540,829      $ 3,044,340      $ 3,192,490     $ 4,396,853   $ 5,121,347
                                       ===========     ===========      ===========      ===========     ===========   ===========






                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                        SELECTED PER UNIT DATA AND RATIOS


                                                                   Year Ended December 31 (a)(b)
                       ------------------------------------------------------------------------------------------------------------
                                1996                 1995                  1994                  1993                 1992
                       --------------------  --------------------  --------------------  ---------------------  -------------------
                        Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin       Bullion    Coin
                       Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio   Portfolio Portfolio
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------   --------- ---------

Net asset value at
  beginning of year    $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69  $   13.17  $   13.41   $   14.07  $  14.32

Net investment loss         (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)       (.05)     (.05)

Net realized and
  unrealized gain (loss)
  on investments            (.60)      (.77)       .15        .19       (.32)      (.34)      2.31       2.33        (.85)     (.86)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  --------

Increase (decrease) in
  net asset value           (.65)      (.82)       .10        .14       (.37)      (.39)      2.26       2.28        (.90)     (.91)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------  --------

Net asset value at end
  of year              $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69   $   13.17  $  13.41
                       =========  =========  =========  =========  =========  =========  =========  =========   =========  ========


Ratios to average net assets:
Expenses (c)                .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%        .35%      .35%
Net investment loss (c)    (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)      (.35%)    (.35%)

Investment turnover
  rate                      None       None       None      1.69%     14.24%      9.70%     15.94%      9.83%        None     6.68%

Number of Units outstanding
   at end of year        148,946    218,383    167,595    284,859    202,173    334,788    209,475    328,344     181,907   294,082

Net assets at end of year
  (in thousands)       $   2,161  $   3,192  $   2,541  $   4,397  $   3,044  $   5,121  $   3,233  $   5,151   $   2,396  $  3,942

Note:

(a) The selected per unit data was calculated using average net assets during the year.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the years ended December 31, 1996, 1995, 1994, 1993 and 1992, the Sponsor reimbursed expenses totaling $6,829, $6,655, $6,852, $6,337 and
      $6,216 for the Bullion Portfolio and $7,694,  $7,554,  $7,870,  $7,212 and
      $6,670 for the Coin Portfolio, respectively. Absent the foregoing, the ratios of expenses to average net assets and the ratios of net investment loss to average net assets would have increased to .64%, .58%, .56%, .59% and .62% for the Bullion Portfolio and .54%, .51%, .50%, .51% and .52% for the Coin Portfolio, respectively, for the years then ended.



                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


1.   Description of the Trust
     United States Gold Trust (the "Trust") is an investment trust established under the laws of New York in accordance with an Agreement and Declaration of Trust (the "Trust Agreement"), dated August 17, 1988, between Bullion Security Corporation (the "Sponsor") and United States Trust Company of New York (the "Trustee"). The Trust, which consists of a Bullion Portfolio and a Coin Portfolio (the "Portfolios"), commenced investment operations on August 18, 1988. On September 1, 1995, Chase Manhattan Bank, N.A. acquired the securities processing business of the Trustee, including the rights and obligations of the Trustee under the Trust Agreement. Other than the change of the Trustee, no changes were made to the Trust Agreement or its provisions in connection with its acquisition by Chase Manhattan Bank, N.A.

2.   Significant accounting policies
     Value is based on the dealer bid price for wholesale transactions at 2:30 p.m. Eastern Time.

     On August 18, 1988, 25,000 Units of each Portfolio were issued to the Sponsor in return for the deposit of gold bullion and American Eagle gold coins by the Sponsor. Additional Units of each Portfolio may be issued, up to a maximum aggregate of 1 million Units in each Portfolio, in exchange for additional deposits of gold bullion and American Eagle gold coins by the Sponsor. The deposits must be made so as not to vary the underlying gold per Unit and net asset value per Unit of the respective Portfolio. Cost to investors includes a sales charge computed at a rate of 1.96% of the Offering Price (equivalent to 2% of the net amount invested). A redeeming Unitholder may elect to be paid in cash at the Portfolio's applicable redemption price, based on the dealer bid price for wholesale transactions, or in kind. No commissions are charged on redemption transactions. Organizational and offering costs in connection with the formation of the Trust were borne by the Sponsor. On February 20, 1996, the Sponsor decided to terminate the public offering of Units in the Trust. Accordingly, there were no Units of either Portfolio issued to the Sponsor in return for deposits of gold bullion and American Eagle gold coins by the Sponsor during the year ended December 31, 1996.

3.   Transactions with affiliates
     Under the Trust Agreement, the Trustee is to receive a fee for its ordinary services to the Trust, payable monthly from the assets of the Trust, at an annual rate equal to .10% of each Portfolio's average daily net assets, subject to a minimum fee at the rate of $2,500 per year for each Portfolio. The Sponsor is to receive a fee, payable monthly from the assets of the Trust, at an annual rate equal to .20% of each Portfolio's average daily net assets. The Trust Agreement provides that, with respect to each Portfolio, the Sponsor will reimburse the Trustee for each calendar year of the Trust, up to 50% of the Sponsor's fee for the year, as may be needed to reduce the annual expense ratio of the Portfolio to .35%. During 1996, 1995 and 1994, the Sponsor voluntarily reimbursed each Portfolio of the Trust additional amounts in order to maintain its expense ratio at .35%. The Sponsor may continue voluntarily to make such additional reimbursements, although it is not required to do so.




                          Continued on following page.

                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


     For the years ended December 31, 1996, 1995 and 1994, the Trust had no income and made no distributions. Trustee fees, Sponsor fees and amounts waived or absorbed by the Sponsor for the years then ended consisted of the following:


                                                   Bullion Portfolio                               Coin Portfolio
                                         -------------------------------------         -------------------------------------
                                            1996          1995          1994              1996          1995          1994
                                         ---------     ---------     ---------         ---------     ---------     ---------
     Trustee fees                         $ 2,500       $ 2,718       $ 3,115           $ 3,932       $ 4,469       $ 4,927
     Sponsor fees                           4,620         5,435         6,230             7,864         8,938         9,854
     Amounts waived or absorbed
        by the Sponsor                      6,829         6,655         6,852             7,694         7,554         7,870



     Pursuant to an agreement between the Sponsor and World Money Securities, Inc. ("WMS"), an affiliate of the Sponsor, WMS receives from the Sponsor a commission equal to 1.96% of the Offering Price of each Unit sold by the Trust. For the years ended December 31, 1996, 1995 and 1994, WMS received commissions of $1,167, $2,760 and $17,630, respectively. The agreement was terminated effective February 29, 1996 due to the liquidation of WMS.

4.   Federal income taxes
     The Trust has received a ruling from the Internal Revenue Service to the effect that each Portfolio will be treated as a grantor trust for Federal income tax purposes and not as an association taxable as a corporation. As a grantor trust, each Portfolio will not be treated as a taxable entity; instead, each Unitholder in a Portfolio will be treated as the owner of an undivided interest in that Portfolio equal to the Unitholder's pro rata portion of that Portfolio's assets.

5.   Investments
     Purchases and cost of sales of investments and redemptions in-kind for the years ended December 31 were as follows:

                                                   Bullion Portfolio                               Coin Portfolio
                                         -------------------------------------         -------------------------------------
                                            1996          1995          1994              1996          1995          1994
                                         ---------     ---------     ---------         ---------     ---------     ---------
     Purchases                            $      -      $      -      $458,922          $      -     $ 78,860      $551,060
     Sales                                 292,382       121,494       398,769           468,043       75,880        76,934
     Redemptions in-kind                         -       403,791       239,025           521,870      777,086       420,310



     For the years ended December 31, 1996, 1995 and 1994, the Bullion Portfolio incurred net realized gains of $0 and $14,041 and a net realized loss of $9,492, respectively, and the Coin Portfolio incurred net realized gains of $34,509 and $1,928 and a net realized loss of $16,967, respectively, for redemptions in-kind. For the years ended December 31, 1996, 1995 and 1994, the Bullion Portfolio incurred net realized gains of $21,678 and $1,636 and a net realized loss of $13,064, respectively, and the Coin Portfolio incurred net realized gains of $19,392, $5,209 and $1,826, respectively, on the sale of investments. The realized gain or loss for Federal income tax purposes is recognized only upon the sale of gold bullion or American Eagle gold coins, either by the Trust (in which case the gain or loss would be allocated to all Unitholders) or by a redeeming Unitholder who elects an in-kind distribution (in which case any gain or loss would be that of the redeeming Unitholder at the time of ultimate sale).


                          Continued on following page.

                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


     Based on the cost of investments of $2,092,158 and $2,384,540 for the Bullion Portfolio and $3,173,783 and $4,163,696 for the Coin Portfolio for Federal income tax purposes at December 31, 1996 and 1995, respectively, the aggregate gross and net unrealized appreciation of investments were $35,014 and $145,741 for the Bullion Portfolio and $48,355 and $262,975 for the Coin Portfolio, respectively.

6.   Composition of net assets
     At December 31 net assets consisted of the following:

                                                      Bullion Portfolio                        Coin Portfolio
                                              -------------------------------         -------------------------------
                                                    1996            1995                    1996            1995
                                              --------------   --------------         --------------    -------------
     ASSETS
       Cost of investments                    $    2,092,158   $    2,384,540         $    3,173,783    $   4,163,696
       Net unrealized appreciation
         of investments                               35,014          145,741                 48,355          262,975
       Accumulated assets (liabilities)
         in excess of Trust (liabilities)
         assets other than investments                33,806           10,548                (29,648)         (29,818)
                                              --------------   --------------         --------------    -------------
                                              $    2,160,978   $    2,540,829         $    3,192,490    $   4,396,853
                                              ==============   ==============         ==============    =============

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March  27, 1997                     UNITED STATES GOLD TRUST
                                  ----------------------------------------------
                                  By  BULLION SECURITY CORPORATION, its SPONSOR


                                  By       TERRY COXON
                                    --------------------------------------------
                                           Terry Coxon, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on March 27, 1997.


           Signature                                  Title
                                              President and Director of
TERRY COXON                                 Bullion Security Corporation
-----------------------------               (principal executive officer)
TERRY COXON


MICHAEL J. CUGGINO                   Treasurer of Bullion Security Corporation
-----------------------------       (principal financial and accounting officer)
MICHAEL J. CUGGINO