Form 10-Q
period 1997-03-31
UNITED STATES GOLD TRUST
filed 1997-05-14
CIK 862352

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

                  For the quarterly period ended March 31, 1997



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

                  Unaudited Statements of Assets and Liabilities at March 31, 1997 and audited Statements of Assets and Liabilities at December 31, 1996.

                  Unaudited Statements of Operations for the three months ended March 31, 1997 and 1996.

                  Unaudited Statements of Changes in Net Assets for the three months ended March 31, 1997 and 1996.

                  Unaudited Selected Per Unit Data and Ratios for the three months ended March 31, 1997 and 1996.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion decreased approximately 5% during the three months ended March 31, 1997. Net assets of the Trust's Bullion Portfolio decreased approximately 5% from $2,160,978 to $2,042,490, the result of the redemption of Units and primarily, the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 4% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 8% from $3,192,490 to $2,943,826, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                  Additional  deposits of gold bullion or of American Eagle gold
                  coins  into  the  Trust  by  the   Sponsor  do  not  affect  a
                  Portfolio's  net asset  value  per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended March 31, 1997 and 1996 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 March 31, 1997
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                               -------------      -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $2,092,158 and $3,065,305, respectively)
  Gold Bullion.............................................................     $ 2,016,520        $        --
  American Eagle Gold Coins................................................              --          2,970,043
Cash.......................................................................          36,217                 --
                                                                                -----------        -----------
  Total Assets                                                                    2,052,737          2,970,043

LIABILITIES
Bank overdraft.............................................................              --              7,246
Payable to Sponsor.........................................................           5,608              9,308
Payable to Trustee.........................................................           3,125              4,654
Other accrued liabilities..................................................           1,514              5,009
                                                                                -----------        -----------
  Total Liabilities                                                                  10,247             26,217
                                                                                -----------        -----------
NET ASSETS                                                                      $ 2,042,490        $ 2,943,826
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         148,508            211,050
                                                                                ===========        ===========
Redemption Price Per Unit (based on bid side evaluation)...................     $     13.75        $     13.95
                                                                                ===========        ===========
Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 2,056,322        $ 2,993,368
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     13.85        $     14.18

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .27                .29
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     14.12        $     14.47
                                                                                ===========        ===========

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                December 31, 1996

                                                                                  Bullion            Coin
                                                                                 Portfolio         Portfolio
                                                                               -------------     -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $2,092,158 and $3,173,783, respectively)
  Gold Bullion.............................................................     $ 2,127,172       $        --
  American Eagle Gold Coins................................................              --         3,222,138
Cash.......................................................................          42,264                --
                                                                                -----------       -----------
  Total Assets                                                                    2,169,436         3,222,138

LIABILITIES
Bank Overdraft.............................................................              --            13,292
Payable to Sponsor.........................................................           4,620             7,864
Payable to Trustee.........................................................           2,500             3,932
Other accrued liabilities..................................................           1,338             4,560
                                                                                -----------       -----------
  Total Liabilities                                                                   8,458            29,648
                                                                                -----------       -----------
NET ASSETS                                                                      $ 2,160,978       $ 3,192,490
                                                                                ===========       ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         148,946           218,383
                                                                                ===========       ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     14.51       $     14.62
                                                                                ===========       ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 2,174,810       $ 3,230,141
                                                                                ===========       ===========
  Divided by outstanding Units.............................................     $     14.60       $     14.79

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .29               .30
                                                                                -----------       -----------
Offering Price per Unit....................................................     $     14.89       $     15.09
                                                                                ===========       ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31
                                    ---------------------------------------------------------------------------
                                                   1997                                     1996
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $     625               $     722        $     625               $   1,079
   Sponsor fees.....................       988                   1,444            1,245                   2,158
   Gold storage fees................       629                     901              813                   1,352
   Professional fees................     1,125                   1,125            1,125                   1,125
   Other............................       125                     125              125                     125
                                     ---------               ---------        ---------                --------

   Total expenses                        3,492                   4,317            3,933                   5,839
   Less: amount waived or
      absorbed by Sponsor...........     1,679                   1,668            1,675                   1,925
                                     ---------               ---------        ---------                --------

Net investment loss                     (1,813)                 (2,649)          (2,258)                 (3,914)

Net realized and unrealized gain
   (loss) on investments:
   Net realized gain (loss)
   on investments...................        --                    (313)           2,733                  13,338

  Net change in unrealized
     appreciation (depreciation)
     on investments.................  (110,652)               (143,617)          54,533                  96,928
                                     ---------               ---------        ---------               ---------

Net realized and unrealized
   gain (loss) on investments         (110,652)               (143,930)          57,266                 110,266
                                     ---------               ---------        ---------               ---------

Net increase (decrease) in net
   assets resulting from operations  $(112,465)              $(146,579)       $  55,008               $ 106,352
                                     =========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Three Months Ended March 31
                                       -------------------------------------------------------------------------
                                                   1997                                     1996
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------         ------------      -----------             -----------
From Operations
   Net investment loss..............   $   (1,813)         $   (2,649)       $   (2,258)             $   (3,914)
   Net realized gain (loss)
     on investments.................           --                (313)            2,733                  13,338
   Net change in unrealized
     appreciation (depreciation)
     on investments.................     (110,652)           (143,617)           54,533                  96,928
                                       ----------          ----------        ----------              ----------
   Net increase (decrease) in net
     assets resulting from operations    (112,465)           (146,579)           55,008                 106,352

From Unit Transactions
   Redemption of 438; 7,333;
     8,940 and 13,891 Units,
     respectively ..................       (6,023)           (102,085)         (138,093)               (221,957)
                                       ----------          ----------        ----------              ----------
   Net decrease in net
     assets from Unit transactions         (6,023)           (102,085)         (138,093)               (221,957)
                                       ----------          ----------        ----------              ----------
   Net decrease in net assets            (118,488)           (248,664)          (83,085)               (115,605)

   Net assets at beginning
     of period                          2,160,978           3,192,490         2,540,829               4,396,853
                                       ----------          ----------        ----------              ----------
   Net assets at end of period
     (including accumulated net
     investment loss of $70,617;
     $101,832; $62,681 and $88,832,
     respectively)                     $2,042,490          $2,943,826        $2,457,744              $4,281,248
                                       ==========          ==========        ==========              ==========


                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Three Months Ended March 31
                                      --------------------------------------------------------------------------
                                                1997 (a)(b)                              1996 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                            $  14.51              $  14.62         $  15.16                $  15.44
Net investment loss.................       (.01)                 (.01)            (.01)                   (.01)
Net realized and unrealized
  gain (loss) on investments .......       (.75)                 (.66)             .34                     .37
                                       --------              --------         --------                --------
Increase (decrease) in net
  asset value                              (.76)                 (.67)             .33                     .36
                                       --------              --------         --------                --------
Net asset value at end of period       $  13.75              $  13.95         $  15.49                $  15.80
                                       ========              ========         ========                ========
Ratios to average net assets:
Expenses (c)(d).....................       .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........      (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........       None                  None             None                    None
Number of Units outstanding
  at end of period .................    148,508               211,050          158,655                 270,968
Net assets at end of period
  (in thousands)....................   $  2,042              $  2,944         $  2,458                $  4,281


Note:
(a) The selected per unit data was calculated using average net assets during the period.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the three months ended March 31, 1997 and 1996, the Sponsor reimbursed expenses totaling $1,679 and $1,675 for the Bullion Portfolio and $1,668 and $1,925 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .67% and .61% for the Bullion Portfolio and .57% and .52% for the Coin Portfolio, respectively, for the periods then ended.
(d)     Computed on an annualized basis.


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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


 Dated:  May 14, 1997           By       ALAN M. SERGY
                                    ____________________________________________
                                         Alan M. Sergy, Secretary


Dated:  May 14, 1997            By       MICHAEL JOSEPH CUGGINO
                                    ____________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)