Form 10-Q
period 1997-09-30
UNITED STATES GOLD TRUST
filed 1997-11-12
CIK 862352

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

                  For the quarterly period ended September 30, 1997



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

                  Unaudited Statements of Assets and Liabilities at
                  September 30, 1997 and audited Statements of Assets and Liabilities at December 31, 1996.

                  Unaudited Statements of Operations for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996.

                  Unaudited Statements of Changes in Net Assets for the nine months ended September 30, 1997 and 1996.

                  Unaudited Selected Per Unit Data and Ratios for the nine months ended September 30, 1997 and 1996.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer  prices  for  wholesale  transactions  of gold  bullion generally remained unchanged during the three months ended September 30, 1997. Net assets of the Trust's Bullion
                  Portfolio decreased approximately 1% from $1,889,286 to $1,867,712, the result of the redemption of Units.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally remained unchanged during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 3% from $2,736,184 to $2,662,626, the result of the redemption of Units.

                  Dealer prices for wholesale transactions of gold bullion generally decreased approximately 10% during the nine months ended September 30, 1997. Net assets of the Trust's Bullion Portfolio decreased approximately 14% from $2,160,978 to $1,867,712, the result of the redemption of Units and the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 9% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 17% from $3,192,490 to $2,662,626, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                  Additional  deposits of gold bullion or of American Eagle gold
                  coins  into  the  Trust  by  the   Sponsor  do  not  affect  a
                  Portfolio's net asset value per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                               September 30, 1997
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                               -------------      -------------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,946,034 and $2,866,221, respectively)
  Gold Bullion.............................................................     $ 1,786,270        $        --
  American Eagle Gold Coins................................................              --          2,640,845
Cash.......................................................................          86,589             29,361
                                                                                -----------        -----------
  Total Assets                                                                    1,872,859          2,670,206

LIABILITIES
Payable to Sponsor.........................................................           2,834              4,114
Payable to Trustee.........................................................           1,875              2,057
Other accrued liabilities..................................................             438              1,409
                                                                                -----------        -----------
  Total Liabilities                                                                   5,147              7,580
                                                                                -----------        -----------
NET ASSETS                                                                      $ 1,867,712        $ 2,662,626
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         142,869            201,401
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     13.07        $     13.22
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,880,582        $ 2,696,572
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     13.16        $     13.39

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .27                .27
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     13.43        $     13.66
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
                                                                                ===========       ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended September 30
                                    ---------------------------------------------------------------------------
                                                   1997                                     1996
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $    625               $     640        $     625               $     976
   Sponsor fees.....................      887                   1,280            1,122                   1,952
   Gold storage fees................      534                     771              649                   1,155
   Professional fees................    1,125                   1,125            1,125                   1,125
   Other............................      125                     125              125                     125
                                     --------               ---------        ---------               ---------

   Total expenses                       3,296                   3,941            3,646                   5,333
   Less: amount waived or
      absorbed by Sponsor...........    1,687                   1,620            1,611                   1,790
                                     --------               ---------        ---------               ---------

Net investment loss                    (1,609)                 (2,321)          (2,035)                 (3,543)

Net realized and unrealized
   loss on investments:
   Net realized gain (loss)
   on investments...................  (13,136)                (19,200)               -                   2,270

Net change in unrealized
   appreciation (depreciation)
   on investments...................    9,813                  17,686          (25,358)                (23,030)
                                     --------               ---------        ---------               ---------

Net realized and unrealized
   loss on investments                 (3,323)                 (1,514)         (25,358)                (20,760)
                                     --------               ---------        ---------               ---------

Net decrease in net assets
   resulting from operations         $ (4,932)              $  (3,835)       $ (27,393)              $ (24,303)
                                     ========               =========        =========               =========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended September 30
                                    ---------------------------------------------------------------------------
                                                   1997                                     1996
                                    ----------------------------------      -----------------------------------
                                      Bullion                 Coin            Bullion                  Coin
                                     Portfolio              Portfolio        Portfolio               Portfolio
                                    -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $   1,875               $   2,057        $   1,875               $   3,073
   Sponsor fees.....................     2,834                   4,114            3,539                   6,146
   Gold storage fees................     1,751                   2,514            2,176                   3,749
   Professional fees................     3,375                   3,375            3,375                   3,375
   Other............................       375                     375              375                     375
                                     ---------               ---------        ---------               ---------

   Total expenses                       10,210                  12,435           11,340                  16,718
   Less: amount waived or
      absorbed by Sponsor...........     5,048                   4,943            4,919                   5,567
                                     ---------               ---------        ---------               ---------

Net investment loss                     (5,162)                (7,492)           (6,421)                (11,151)

Net realized and unrealized
   loss on investments:
   Net realized gain (loss)
   on investments...................   (13,136)               (19,513)           21,677                  19,497

   Net change in unrealized
     appreciation (depreciation)
     on investments.................  (194,778)              (273,731)          (68,656)                (94,717)
                                     ---------              ---------         ---------               ---------

   Net realized and unrealized
     loss on investments              (207,914)              (293,244)          (46,979)                (75,220)
                                     ---------              ---------         ---------               ---------

   Net decrease in net
     assets resulting
     from operations                 $(213,076)             $(300,736)        $ (53,400)              $ (86,371)
                                     =========              =========         =========               =========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Nine Months Ended September 30
                                       -------------------------------------------------------------------------
                                                   1997                                     1996
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------         ------------      -----------             -----------
From Operations
   Net investment loss..............   $   (5,162)         $   (7,492)       $   (6,421)             $  (11,151)
   Net realized gain (loss)
     on investments.................      (13,136)            (19,513)           21,677                  19,497
   Net change in unrealized
     appreciation (depreciation)
     on investments.................     (194,778)           (273,731)          (68,656)                (94,717)
                                       ----------          ----------        ----------              ----------
   Net decrease in net
     assets resulting from operations    (213,076)           (300,736)          (53,400)                (86,371)

From Unit Transactions
   Redemption of 6,077; 16,982;
     15,996 and 25,343 Units,
     respectively ..................      (80,190)           (229,128)         (243,830)               (401,581)
                                       ----------          ----------        ----------              ----------
   Net decrease in net
     assets from Unit transactions        (80,190)           (229,128)         (243,830)               (401,581)
                                       ----------          ----------        ----------              ----------
   Net decrease in net assets            (293,266)           (529,864)         (297,230)               (487,952)

   Net assets at beginning
     of period                          2,160,978           3,192,490         2,540,829               4,396,853
                                       ----------          ----------        ----------              ----------
   Net assets at end of period
     (including accumulated net
     investment loss of $73,966;
     $106,675; $66,844 and $96,069,
     respectively)                     $1,867,712          $2,662,626        $2,243,599              $3,908,901
                                       ==========          ==========        ==========              ==========


                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Nine Months Ended September 30
                                      --------------------------------------------------------------------------
                                                1997 (a)(b)                              1996 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                            $  14.51              $  14.62         $  15.16                $  15.44
Net investment loss.................       (.04)                 (.04)            (.04)                   (.04)
Net realized and unrealized
  loss on investments ..............      (1.40)                (1.36)            (.32)                   (.34)
                                       --------              --------         --------                --------
Decrease in net asset value               (1.44)                (1.40)            (.36)                   (.38)
                                       --------              --------         --------                --------
Net asset value at end of period       $  13.07              $  13.22         $  14.80                $  15.06
                                       ========              ========         ========                ========
Ratios to average net assets:
Expenses (c)(d).....................       .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........      (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........       None                  None             None                    None
Number of Units outstanding
  at end of period .................    142,869               201,401          151,599                 259,516
Net assets at end of period
  (in thousands)....................   $  1,868              $  2,663         $  2,244                $  3,909


Note:
(a) The selected per unit data was calculated using average net assets during the period.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the nine months ended September 30, 1997 and 1996, the Sponsor reimbursed expenses totaling $5,048 and $4,919 for the Bullion Portfolio and $4,943 and $5,567 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .69% and .62% for the Bullion Portfolio and .58% and .53% for the Coin Portfolio, respectively, for the periods then ended.
(d)     Computed on an annualized basis.


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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


Dated:  November 12, 1997         By       TERRY COXON
                                    ____________________________________________
                                         Terry Coxon, President


Dated:  November 12, 1997         By       MICHAEL JOSEPH CUGGINO
                                    ____________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)