Form 10-K
period 1997-12-31
UNITED STATES GOLD TRUST
filed 1998-03-31
CIK 862352

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

For the fiscal year ended          December 31, 1997
                         -------------------------------------------------------
                                       OR

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
                                             ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          X
        ----

The aggregate market value of Units held by non-affiliates of the Registrant at March 6, 1998 was $3,317,540.


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

Rights and Number of Unitholders
     Unitholders have the rights of beneficiaries of the Trust, as set forth in the Trust Agreement. Unitholders do not have any management powers over the Trust. Except for their investment in Units, they should not be personally liable for any actions by the Trust unless they actively participate in the administration of the Trust, a practice which is not permitted under the Trust Agreement. A Unitholder may redeem Units on any day that banks are open for business in New York City ("Business Day"). Units may be redeemed in kind or for cash at a daily redemption price based on the dealer bid price for wholesale transactions ("Redemption Price"). A Unitholder is entitled to receive, at his request, a certificate evidencing ownership of Units. No rights with respect to one Portfolio arise from ownership of Units in the other Portfolio. There were 208 Unitholders of record in the Bullion Portfolio and 279 Unitholders of record in the Coin Portfolio at December 31, 1997.

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

Custody of Gold Bullion and Coins
     The Trustee has retained Wilmington Trust Company (a commercial bank with assets in excess of $6 billion) as custodian of the Trust's Gold. Wilmington Trust Company was founded in 1903, and serves as custodian for precious metals storage programs offered by several national brokerage firms. All Trust Gold stored with Wilmington Trust Company is insured against physical loss.

     On February 26, 1998, Republic National Bank of New York, a commerical bank with assets in excess of $55 billion, acquired the precious metals custody business of Wilmington Trust Company, effective on or before April 20, 1998, including the rights and obligations of Wilmington Trust Company under the Trust Agreement.

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

Item 2.   Properties.

Deposits of Gold
     Through December 31, 1997, the Sponsor deposited a total of 16,858 fine troy ounces of gold bullion (of which 11,495 ounces have been sold or redeemed in kind) in trust with the Trustee, and in respect of those deposits the Trustee issued to the Sponsor a total of 422,128 Bullion Units. Through the same date, the Sponsor deposited a total of 17,899 Coins (of which 10,311 Coins have been sold or redeemed in kind) in trust with the Trustee, and in respect of those deposits the Trustee issued to the Sponsor a total of 449,612 Coin Units. Each Portfolio is a separate trust within the United States Gold Trust.

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

     The Custodian is a commercial bank founded in 1903 and organized under the laws of the State of Delaware. Its offices are located at Rodney Square North, Wilmington, Delaware. The Custodian has assets in excess of $6 billion and serves as custodian for precious metals storage programs offered by many national investment brokerage firms. It is subject to supervision and examination by the State Bank Commissioner of the State of Delaware, by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System.

     On February 26, 1998, Republic National Bank of New York ("Republic") acquired the precious metals custody business of the Custodian, effective on or before April 20, 1998, including the rights and obligations of the Custodian under the Trust Agreement. Other than the change of the Custodian, no changes were made to the operation of the Trust Agreement as it relates to the custody and storage of the Trust's Gold. Republic, a large commercial bank with assets in excess of $55 billion, has operated a major precious metals depository for many years and is an approved warehouse facility for the storage of precious metals traded on the New York Mercantile Exchange (including the COMEX Division), the Chicago Board of Trade and the Chicago Mercantile Exchange. Republic's offices are principally located in New York, New York and similarly to the Trust's current Custodian, Republic serves as custodian for precious metals storage programs offered by many national brokerage firms. Republic is subject to supervision and examination by the Superintendent of Banks of the State of New York, by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System.

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

     The range of high and low Redemption Prices for each full quarterly period during the years ended December 31, 1997 and 1996 is as follows:

            Period                      High                    Low
1997
First Quarter
   Bullion Portfolio                   $14.43                 $13.38
   Coin Portfolio                      $14.54                 $13.53
Second Quarter
   Bullion Portfolio                   $13.76                 $13.10
   Coin Portfolio                      $13.99                 $13.23
Third Quarter
   Bullion Portfolio                   $13.08                 $12.44
   Coin Portfolio                      $13.22                 $12.59
Fourth Quarter
   Bullion Portfolio                   $13.03                 $11.09
   Coin Portfolio                      $13.23                 $11.17
1996
First Quarter
   Bullion Portfolio                   $16.24                 $15.32
   Coin Portfolio                      $16.55                 $15.59
Second Quarter
   Bullion Portfolio                   $15.57                 $14.98
   Coin Portfolio                      $15.90                 $15.16
Third Quarter
   Bullion Portfolio                   $15.27                 $14.80
   Coin Portfolio                      $15.52                 $15.06
Fourth Quarter
   Bullion Portfolio                   $15.04                 $14.42
   Coin Portfolio                      $15.31                 $14.62



     The Redemption Price on March 6, 1998 was $11.54 for Bullion Units and $11.63 for Coin Units.

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



Item 6.   Selected Financial Data.

     Selected data for each Unit of the Bullion Portfolio and the Coin Portfolio outstanding for each of the five years in the period ended December 31, 1997 is set forth below. The data are derived from financial statements audited by Ernst & Young LLP, independent auditors, as set forth in their reports included in the Annual Reports to Unitholders for the years then ended.

                        SELECTED PER UNIT DATA AND RATIOS


                                                                   Year Ended December 31 (a)(b)
                       ------------------------------------------------------------------------------------------------------------
                                1997                 1996                  1995                  1994                 1993
                       --------------------  --------------------  --------------------  --------------------- --------------------
                        Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin
                       Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at
  beginning of year    $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69  $   13.17  $   13.41

Net investment loss         (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)

Net realized and
  unrealized gain (loss)
  on investments           (3.13)     (3.18)      (.60)      (.77)       .15        .19       (.32)      (.34)      2.31       2.33
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Increase (decrease) in
  net asset value          (3.18)     (3.23)      (.65)      (.82)       .10        .14       (.37)      (.39)      2.26       2.28
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at end
  of year              $   11.33  $   11.39  $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========


Ratios to average net assets:
Expenses (c)                .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%
Net investment loss (c)    (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)

Investment turnover
  rate                      None       None       None       None       None      1.69%     14.24%      9.70%     15.94%      9.83%

Number of Units outstanding
   at end of year        136,589    192,084    148,946    218,383    167,595    284,859    202,173    334,788    209,475    328,344

Net assets at end of year
  (in thousands)       $   1,547  $   2,187  $   2,161  $   3,192  $   2,541  $   4,397  $   3,044  $   5,121  $   3,233  $   5,151

Note:

(a) The selected per unit data was calculated using average net assets during the year.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the Sponsor reimbursed expenses totaling $6,956, $6,829, $6,655, $6,852 and
      $6,337 for the Bullion Portfolio and $6,796,  $7,694,  $7,554,  $7,870 and
      $7,212 for the Coin Portfolio, respectively. Absent the foregoing, the ratios of expenses to average net assets and the ratios of net investment loss to average net assets would have increased to .72%, .64%, .58%, .56% and .59% for the Bullion Portfolio and .60%, .54%, .51%, .50% and .51% for the Coin Portfolio, respectively, for the years then ended.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net assets of the Bullion Portfolio: increased in 1993 from $2,396,312 to $3,233,062, as a result of net additional deposits of Gold by the Sponsor and an increase in the value of Gold; decreased in 1994 from $3,233,062 to $3,044,340, as a result of net redemptions of Units and a decrease in the value of Gold; decreased in 1995 from $3,044,340 to $2,540,829, as a result of redemptions of Units in excess of the increase in the value of Gold; decreased in 1996 from $2,540,829 to $2,160,978, as a result of redemptions of Units and a decrease in the value of Gold; and decreased in 1997 from $2,160,978 to $1,547,421, as a result of redemptions of Units and a decrease in the value of Gold. Net assets of the Coin Portfolio: increased in 1993 from $3,942,382 to $5,150,582, as a result of net additional deposits of Gold by the Sponsor and an increase in the value of Gold; decreased in 1994 from $5,150,582 to $5,121,347, as a result of the net decrease in the value of Gold in excess of net additional deposits of Gold by the Sponsor; decreased in 1995 from $5,121,347 to $4,396,853, as a result of net redemptions of Units in excess of an increase in the value of Gold; decreased in 1996 from $4,396,853 to $3,192,490, as a result of redemptions of Units and a decrease in the value of Gold; and decreased in 1997 from $3,192,490 to $2,187,372, as a result of redemptions of Units and a decrease in the value of Gold. The ratio of expenses to average net assets and net investment loss to average net assets during each of the five years in the period ended December 31, 1997 was .35% for each Portfolio after the Sponsor's reimbursement, as anticipated. The Trust has engaged in no activities other than the holding of Gold, the issuance and redemption of Units and the payment of its expenses.

     The ability of the Trustee to perform its duties and obligations under the Trust Agreement is substantially dependent on the continued functionality of its computer system. The maintenance of the books and records of each Portfolio of the Trust, including asset pricing, investment transactions and Unitholder accounting, could be adversely affected if the computer systems used by the
Sponsor or Trustee do not properly process and calculate date-related information and data from and after January 1, 2000 (the "Year 2000 Problem"). The Sponsor is taking what it believes to be reasonable steps to address the Year 2000 Problem as it relates to the Trust and has received representations that corollary steps are being taken by the Trustee. At this time, there can be no assurance that these steps will be sufficient to avoid any adverse impact resulting from the Year 2000 Problem on the operations of the Trust.

Item  8.  Financial Statements and Supplementary Data.

     See Registrant's Annual Report for the Year Ended December 31, 1997 filed under Part IV, Item 14(a) hereof. Item 302 of Regulation S-K is inapplicable.


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

     Terry Coxon, age 53, has been an investment adviser and financial author for more than the past five years, and the president and a director of Permanent Portfolio Family of Funds, Inc. since 1982. Mr. Coxon has had extensive experience with precious metals investing. He is also the author of Using Warrants and the co-author (with Harry Browne) of Inflation-Proofing Your Investments. Mr. Coxon owns a 6.25% special limited partnership interest in World Money Managers.

     Alan Sergy, age 53, has been an investment adviser and a trustee of Sergy Trusts for more than the past five years. As the corporate secretary since 1982 and a director since 1986 of Permanent Portfolio Family of Funds, Inc., Mr. Sergy also has had extensive experience with precious metals investing. Mr. Sergy beneficially owns a 25% limited partnership interest and an 18.75% special limited partnership interest in World Money Managers.

     John Chandler, age 61, has been the president and a director and a 50% owner of Permanent Portfolio Information, Inc., a financial marketing consultant firm, and the vice president and a director of Harry Browne Special Reports, Inc., an investment advisory newsletter, for more than the past five years. Permanent Portfolio Information, Inc. owns a 16.67% limited partnership interest and a 12.5% special limited partnership interest in World Money Managers.

     Michael J. Cuggino, age 35, has been a Certified Public Accountant since 1988, having been employed by Ernst & Young in various audit and accounting capacities, including audit manager, from August 1985 until January 1991, when he established his own accounting practice. Mr. Cuggino served as the Assistant Treasurer of the Sponsor and Permanent Portfolio Family of Funds, Inc. from August 1991 until December 1992, when he became the Treasurer of each of those companies.

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

Trustee
     The Trustee is Chase Manhattan Bank, N.A. of New York, which succeeded as Trustee by merger with the United States Trust Company of New York. The Trustee is a member of the New York Clearing House Association and is subject to supervision and examination by the Superintendent of Banks of the State of New York, by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System. The Trustee has total assets under custody and management in excess of $4.3 trillion.

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

              (d)    Financial Statement Schedules.

                     Inapplicable.

                         REPORT OF INDEPENDENT AUDITORS


Unitholders, Trustee and Sponsor
United States Gold Trust



We have audited the accompanying statements of assets and liabilities of the Bullion Portfolio and the Coin Portfolio, comprising United States Gold Trust, as of December 31, 1997 and 1996, including the schedules of investments as of December 31, 1997, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 1997 and the selected per unit data and ratios for each of the years since 1993. These financial statements and per unit data and ratios are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments as of December 31, 1997 and 1996, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of the Bullion Portfolio and the Coin Portfolio, comprising United States Gold Trust, at December 31, 1997 and 1996, the results of their operations and changes in their net assets for each of the three years in the period ended December 31, 1997 and the selected per unit data and ratios for each of the years since 1993, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Chicago, Illinois
March 27, 1998

                            UNITED STATES GOLD TRUST
                      STATEMENTS OF ASSETS AND LIABILITIES

                                             Bullion Portfolio                Coin Portfolio
                                       ----------------------------      ---------------------------
                                                December 31                     December 31
                                       ----------------------------      ---------------------------
                                           1997            1996             1997             1996
                                       -----------      -----------      -----------     -----------

ASSETS
Investments, at value
  (based on bid side evaluation)
  (cost:  $1,946,034; $2,092,158;
   $2,819,351 and $3,173,783,
   respectively)
  Gold Bullion                         $ 1,544,419      $ 2,127,172      $         -     $         -
  American Eagle Gold Coins                      -                -        2,240,736       3,222,138
Cash                                         9,633           42,264                -               -
                                       -----------      -----------      -----------     -----------
  Total Assets                           1,554,052        2,169,436        2,240,736       3,222,138

LIABILITIES

Bank overdraft                                   -                -           43,724          13,292
Payable to Sponsor                           3,645            4,620            5,274           7,864
Payable to Trustee                           2,500            2,500            2,682           3,932
Other accrued liabilities                      486            1,338            1,684           4,560
                                       -----------      -----------      -----------     -----------
  Total Liabilities                          6,631            8,458           53,364          29,648
                                       -----------      -----------      -----------     -----------

NET ASSETS                             $ 1,547,421      $ 2,160,978      $ 2,187,372     $ 3,192,490
                                       ===========      ===========      ===========     ===========
INTEREST OF UNITHOLDERS

Outstanding Units                          136,589          148,946          192,084         218,383
                                       ===========      ===========      ===========     ===========
Redemption Price per Unit
  (based on bid side evaluation)       $     11.33      $     14.51      $     11.39     $     14.62
                                       ===========      ===========      ===========     ===========
Calculation of Offering Price per Unit:
  Aggregate offering side evaluation   $ 1,560,291      $ 2,174,810      $ 2,220,759     $ 3,230,141
                                       ===========      ===========      ===========     ===========

    Divided by outstanding Units       $     11.42      $     14.60      $     11.56     $     14.79

  Plus sales charge of 1.96% of Offering
    Price (2% of net amount invested)          .23              .29              .23             .30
                                       -----------      -----------      -----------     -----------

Offering Price per Unit                $     11.65      $     14.89      $     11.79     $     15.09
                                       ===========      ===========      ===========     ===========

                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            SCHEDULE OF INVESTMENTS
                               December 31, 1997
                               Bullion Portfolio
                                        Net Weight                       Value
       Refiner                      (Fine troy ounces)      (based on bid side evaluation)
---------------------               ------------------      ------------------------------
ASARCO                                     95.912                    $    27,622
CREDIT SUISSE                              99.500                         28,656
DEGUSSA                                   300.557                         86,560
ENGELHARD                               2,285.774                        658,303
HANDY & HARMAN                            592.096                        170,524
JOHNSON & MATTHEY                         898.162                        258,671
MATTHEY BISHOP, USA                       199.562                         57,474
PAMP-SUISSE                               796.000                        229,248
PMR                                        95.002                         27,361
                                        ---------                    -----------
Total (identified cost $1,946,034)      5,362.565                    $ 1,544,419
                                        =========                    ===========






                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            SCHEDULE OF INVESTMENTS
                               December 31, 1997
                                 Coin Portfolio
                                                                          Value
                                            Coins             (based on bid side evaluation)
                                          --------            ------------------------------
American Eagle gold coins, one ounce
 (fine weight), $50 denomination
 (identified cost $2,819,351)              7,588                         $2,240,736
                                           =====                         ==========





                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            STATEMENTS OF OPERATIONS


                                                    Bullion Portfolio                                Coin Portfolio
                                       --------------------------------------------      ------------------------------------------

                                                Year Ended December 31                           Year Ended December 31
                                       --------------------------------------------      ------------------------------------------
                                           1997            1996            1995             1997            1996            1995
                                       -----------      -----------     -----------      -----------     -----------    -----------
Expenses (Note 3):
  Trustee fees                         $     2,500      $     2,500     $     2,718      $     2,682     $     3,932    $     4,469
  Sponsor fees                               3,645            4,620           5,435            5,274           7,864          8,938
  Gold storage fees                          2,293            3,090           3,530            3,284           5,163          5,642
  Professional fees                          4,650            4,500           4,500            4,650           4,500          4,500
  Other                                        500              500             500              500             500            500
                                       -----------      -----------     -----------      -----------     -----------    -----------
  Total expenses                            13,588           15,210          16,683           16,390          21,959         24,049
  Less: amount waived or
    absorbed by Sponsor                      6,956            6,829           6,655            6,796           7,694          7,554
                                       -----------      -----------     -----------      -----------     -----------    -----------

Net investment loss                         (6,632)          (8,381)        (10,028)          (9,594)        (14,265)       (16,495)

Net realized and unrealized gain
 (loss) on investments (Notes 5 & 6):
  Net realized gain (loss)
    on investments                         (13,136)          21,678          15,677          (24,124)         53,901          7,137

  Net change in unrealized
    appreciation (depreciation)
    on investments                        (436,629)        (110,727)         12,357         (626,970)       (214,620)        54,399
                                       -----------      -----------     -----------      -----------     -----------    -----------

Net realized and unrealized
  gain (loss) on investments              (449,765)         (89,049)         28,034         (651,094)       (160,719)        61,536
                                       -----------      -----------     -----------      -----------     -----------    -----------

Net increase (decrease) in net
  assets resulting from operations     $  (456,397)     $   (97,430)    $    18,006      $  (660,688)    $  (174,984)   $    45,041
                                       ===========      ===========     ===========      ===========     ===========    ===========








                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                    Bullion Portfolio                                Coin Portfolio
                                       --------------------------------------------      -----------------------------------------

                                                Year Ended December 31                           Year Ended December 31
                                       --------------------------------------------      -----------------------------------------
                                           1997            1996            1995              1997            1996          1995
                                       -----------     -----------      -----------      ------------    -----------   -----------
From Operations
  Net investment loss                  $    (6,632)    $    (8,381)     $   (10,028)      $    (9,594)   $   (14,265)  $   (16,495)
  Net realized gain (loss) on
    investments                            (13,136)         21,678           15,677           (24,124)        53,901         7,137
  Net change in unrealized
    appreciation (depreciation) on
    investments                           (436,629)       (110,727)          12,357          (626,970)      (214,620)       54,399
                                       -----------     -----------      -----------       -----------    -----------   -----------
 Net increase (decrease) in net
    assets resulting from
    operations                            (456,397)        (97,430)          18,006          (660,688)      (174,984)       45,041

From Unit Transactions
  Issuance of 0; 0; 0; 0;
    0 and 5,178 Units,
    respectively                                 -               -                -                 -              -        79,592
  Redemption of 12,357; 18,649;
    34,578; 26,299; 66,476 and
    55,107 Units, respectively            (157,160)       (282,421)        (521,517)         (344,430)    (1,029,379)     (849,127)
                                       -----------     -----------      -----------       -----------    -----------   -----------
  Net decrease in net
    assets from Unit transactions         (157,160)       (282,421)        (521,517)         (344,430)    (1,029,379)     (769,535)
                                       -----------     -----------      -----------       -----------    -----------   -----------
  Net decrease in net
    assets                                (613,557)       (379,851)        (503,511)       (1,005,118)    (1,204,363)     (724,494)
  Net assets at beginning of year        2,160,978       2,540,829        3,044,340         3,192,490      4,396,853     5,121,347
                                       -----------     -----------      -----------       -----------    -----------   -----------
  Net assets at end of year
    (including accumulated net
     investment loss of $75,436;
     $68,804; $60,423; $108,777;
     $99,183 and $84,918,
     respectively)                     $ 1,547,421     $ 2,160,978      $ 2,540,829       $ 2,187,372    $ 3,192,490   $ 4,396,853
                                       ===========     ===========      ===========       ===========    ===========   ===========






                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                        SELECTED PER UNIT DATA AND RATIOS


                                                                   Year Ended December 31 (a)(b)
                       ------------------------------------------------------------------------------------------------------------
                                1997                 1996                  1995                  1994                 1993
                       --------------------  --------------------  --------------------  --------------------- --------------------
                        Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin
                       Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at
  beginning of year    $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69  $   13.17  $   13.41

Net investment loss         (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)

Net realized and
  unrealized gain (loss)
  on investments           (3.13)     (3.18)      (.60)      (.77)       .15        .19       (.32)      (.34)      2.31       2.33
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Increase (decrease) in
  net asset value          (3.18)     (3.23)      (.65)      (.82)       .10        .14       (.37)      (.39)      2.26       2.28
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at end
  of year              $   11.33  $   11.39  $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========


Ratios to average net assets:
Expenses (c)                .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%
Net investment loss (c)    (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)

Investment turnover
  rate                      None       None       None       None       None      1.69%     14.24%      9.70%     15.94%      9.83%

Number of Units outstanding
   at end of year        136,589    192,084    148,946    218,383    167,595    284,859    202,173    334,788    209,475    328,344

Net assets at end of year
  (in thousands)       $   1,547  $   2,187  $   2,161  $   3,192  $   2,541  $   4,397  $   3,044  $   5,121  $   3,233  $   5,151

Note:

(a) The selected per unit data was calculated using average net assets during the year.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the Sponsor reimbursed expenses totaling $6,956, $6,829, $6,655, $6,852 and
      $6,337 for the Bullion Portfolio and $6,796,  $7,694,  $7,554,  $7,870 and
      $7,212 for the Coin Portfolio, respectively. Absent the foregoing, the ratios of expenses to average net assets and the ratios of net investment loss to average net assets would have increased to .72%, .64%, .58%, .56% and .59% for the Bullion Portfolio and .60%, .54%, .51%, .50% and .51% for the Coin Portfolio, respectively, for the years then ended.



                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

     On August 18, 1988, 25,000 Units of each Portfolio were issued to the Sponsor in return for the deposit of gold bullion and American Eagle gold coins by the Sponsor. Additional Units of each Portfolio may be issued, up to a maximum aggregate of 1 million Units in each Portfolio, in exchange for additional deposits of gold bullion and American Eagle gold coins by the Sponsor. The deposits must be made so as not to vary the underlying gold per Unit and net asset value per Unit of the respective Portfolio. Cost to investors includes a sales charge computed at a rate of 1.96% of the Offering Price (equivalent to 2% of the net amount invested). A redeeming Unitholder may elect to be paid in cash at the Portfolio's applicable redemption price, based on the dealer bid price for wholesale transactions, or in kind. No commissions are charged on redemption transactions. Organizational and offering costs in connection with the formation of the Trust were borne by the Sponsor. On February 20, 1996, the Sponsor decided to terminate the public offering of Units in the Trust. Accordingly, there were no Units of either Portfolio issued to the Sponsor in return for deposits of gold bullion and American Eagle gold coins by the Sponsor since that date.

3.   Transactions with affiliates
     Under the Trust Agreement, the Trustee is to receive a fee for its ordinary services to the Trust, payable monthly from the assets of the Trust, at an annual rate equal to .10% of each Portfolio's average daily net assets, subject to a minimum fee at the rate of $2,500 per year for each Portfolio. The Sponsor is to receive a fee, payable monthly from the assets of the Trust, at an annual rate equal to .20% of each Portfolio's average daily net assets. The Trust Agreement provides that, with respect to each Portfolio, the Sponsor will reimburse the Trustee for each calendar year of the Trust, up to 50% of the Sponsor's fee for the year, as may be needed to reduce the annual expense ratio of the Portfolio to .35%. During each of the three years in the period ended December 31, 1997, the Sponsor voluntarily reimbursed each Portfolio of the Trust additional amounts in order to maintain its expense ratio at .35%. The Sponsor may continue voluntarily to make such additional reimbursements, although it is not required to do so.




                          Continued on following page.

                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


     For each of the three years in the period ended December 31, 1997, the Trust had no income and made no distributions. Trustee fees, Sponsor fees and amounts waived or absorbed by the Sponsor for the years then ended consisted of the following:


                                                   Bullion Portfolio                               Coin Portfolio
                                         -------------------------------------         -------------------------------------
                                            1997          1996          1995              1997          1996          1995
                                         ---------     ---------     ---------         ---------     ---------     ---------
     Trustee fees                        $   2,500     $   2,500     $   2,718         $   2,682     $   3,932     $   4,469
     Sponsor fees                            3,645         4,620         5,435             5,274         7,864         8,938
     Amounts waived or absorbed
        by the Sponsor                       6,956         6,829         6,655             6,796         7,694         7,554



     Pursuant to an agreement between the Sponsor and World Money Securities, Inc. ("WMS"), an affiliate of the Sponsor, WMS received from the Sponsor a commission equal to 1.96% of the Offering Price of each Unit sold by the Trust. For the years ended December 31, 1997, 1996 and 1995, WMS received commissions of $0, $1,167 and $2,760, respectively. The agreement was terminated effective February 29, 1996 due to the liquidation of WMS.

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

5.   Investments
     Purchases, cost of sales of investments and redemptions in-kind for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                   Bullion Portfolio                               Coin Portfolio
                                         -------------------------------------         -------------------------------------
                                            1997          1996          1995              1997          1996          1995
                                         ---------     ---------     ---------         ---------     ---------     ---------
     Purchases                           $       -     $       -     $       -         $       -     $       -     $  78,860
     Sales                                 146,124       292,382       121,494           292,062       468,043        75,880
     Redemptions in-kind                         -             -       403,791            62,370       521,870       777,086



     For the years ended December 31, 1997, 1996 and 1995, the Bullion Portfolio incurred net realized gains of $0, $0 and $14,041, respectively, and the Coin Portfolio incurred a net realized loss of $6,227 and net realized gains of $34,509 and $1,928, respectively, for redemptions in-kind. For the years ended December 31, 1997, 1996 and 1995, the Bullion Portfolio incurred a net realized loss of $13,136 and net realized gains of $21,678 and $1,636, respectively, and the Coin Portfolio incurred a net realized loss of $17,897 and net realized gains of $19,392 and $5,209, respectively, on the sale of investments. The realized gain or loss for Federal income tax purposes is recognized only upon the sale of gold bullion or American Eagle gold coins, either by the Trust (in which case the gain or loss would be allocated to all Unitholders) or by a redeeming Unitholder who elects an in-kind distribution (in which case any gain or loss would be that of the redeeming Unitholder at the time of ultimate sale).



                          Continued on following page.

                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


     Based on the cost of investments of $1,946,034 and $2,092,158 for the Bullion Portfolio and $2,819,351 and $3,173,783 for the Coin Portfolio for Federal income tax purposes at December 31, 1997 and 1996, respectively, the aggregate gross and net unrealized appreciation or (depreciation) on investments were $(401,615) and $35,014 for the Bullion Portfolio and $(578,615) and $48,355 for the Coin Portfolio, respectively.

6.   Composition of net assets
     At December 31, 1997 and 1996, net assets consisted of the following:

                                                      Bullion Portfolio                        Coin Portfolio
                                              -------------------------------         -------------------------------
                                                    1997            1996                    1997            1996
                                              --------------   --------------         --------------    -------------

       Cost of investments                    $    1,946,034   $    2,092,158         $    2,819,351    $   3,173,783
       Net unrealized appreciation
         (depreciation) on investments              (401,615)          35,014               (578,615)          48,355
       Accumulated assets (liabilities)
         in excess of Trust (liabilities)
         assets other than investments                 3,002           33,806                (53,364)         (29,648)
                                              --------------   --------------         --------------    -------------
                                              $    1,547,421   $    2,160,978         $    2,187,372    $   3,192,490
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


Dated:  March  31, 1998                     UNITED STATES GOLD TRUST
                                  ----------------------------------------------
                                  By  BULLION SECURITY CORPORATION, its SPONSOR


                                  By       TERRY COXON
                                    --------------------------------------------
                                           Terry Coxon, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on March 31, 1998.


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