Form 10-Q
period 1998-03-31
UNITED STATES GOLD TRUST
filed 1998-05-13
CIK 862352

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

                  For the quarterly period ended March 31, 1998



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

                  Unaudited Statements of Assets and Liabilities at
                  March 31, 1998 and audited Statements of Assets and Liabilities at December 31, 1997.

                  Unaudited Statements of Operations for the three months ended March 31, 1998 and 1997.

                  Unaudited Statements of Changes in Net Assets for the three months ended March 31, 1998 and 1997.

                  Unaudited Selected Per Unit Data and Ratios for the three months ended March 31, 1998 and 1997.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion increased approximately 4% during the three months ended March 31, 1998. Net assets of the Trust's Bullion Portfolio decreased approximately 7% from $1,547,421 to $1,444,313, the result of the redemption of Units in excess of the increase in
                  value  of  gold   bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins increased approximately 4% during the same period. Net assets of the Trust's Coin Portfolio increased approximately 4% from $2,187,372 to $2,269,567, the result of the increase in value of American Eagle gold coins in excess of the redemption of Units.

                  Additional  deposits  of gold  bullion or of  American   Eagle
                  gold coins into the Trust by the Sponsor do not affect a Portfolio's net asset value per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended March 31, 1998 and 1997 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 March 31, 1998
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                                -----------        -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,946,034 and $2,819,351, respectively)
  Gold Bullion.............................................................     $ 1,605,016        $        --
  American Eagle Gold Coins................................................              --          2,339,380
                                                                                -----------        -----------
  Total Assets                                                                    1,605,016          2,339,380

LIABILITIES
Bank overdraft.............................................................         152,730             58,219
Payable to Sponsor.........................................................           4,385              6,352
Payable to Trustee.........................................................           3,125              3,307
Other accrued liabilities..................................................             463              1,935
                                                                                -----------        -----------
  Total Liabilities                                                                 160,703             69,813
                                                                                -----------        -----------
NET ASSETS                                                                      $ 1,444,313        $ 2,269,567
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         122,667            190,831
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     11.77        $     11.89
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,457,183        $ 2,310,542
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     11.88        $     12.11

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .24                .24
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     12.12        $     12.35
                                                                                ===========        ===========


                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                December 31, 1997

                                                                                  Bullion            Coin
                                                                                 Portfolio         Portfolio
                                                                                -----------       -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,946,034 and $2,819,351, respectively)
  Gold Bullion.............................................................     $ 1,544,419       $        --
  American Eagle Gold Coins................................................              --         2,240,736
Cash.......................................................................           9,633                --
                                                                                -----------       -----------
  Total Assets                                                                    1,554,052         2,240,736

LIABILITIES
Bank Overdraft.............................................................              --            43,724
Payable to Sponsor.........................................................           3,645             5,274
Payable to Trustee.........................................................           2,500             2,682
Other accrued liabilities..................................................             486             1,684
                                                                                -----------       -----------
  Total Liabilities                                                                   6,631            53,364
                                                                                -----------       -----------
NET ASSETS                                                                      $ 1,547,421       $ 2,187,372
                                                                                ===========       ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         136,589           192,084
                                                                                ===========       ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     11.33       $     11.39
                                                                                ===========       ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,560,291       $ 2,220,759
                                                                                ===========       ===========
  Divided by outstanding Units.............................................     $     11.42       $     11.56

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .23               .23
                                                                                -----------       -----------
Offering Price per Unit....................................................     $     11.65       $     11.79
                                                                                ===========       ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31
                                     ---------------------------------------------------------------------------
                                                    1998                                     1997
                                     ----------------------------------      -----------------------------------
                                       Bullion                 Coin            Bullion                  Coin
                                      Portfolio              Portfolio        Portfolio               Portfolio
                                     -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $       625            $       625      $       625             $       722
   Sponsor fees.....................         740                  1,078              988                   1,444
   Gold storage fees................         489                    693              629                     901
   Professional fees................       1,175                  1,175            1,125                   1,125
   Other............................         125                    125              125                     125
                                     -----------            -----------      -----------             -----------

   Total expenses                          3,154                  3,696            3,492                   4,317
   Less: amount waived or
      absorbed by Sponsor...........       1,795                  1,716            1,679                   1,668
                                     -----------            -----------      -----------             -----------

Net investment loss                       (1,359)                (1,980)          (1,813)                 (2,649)

Net realized and unrealized gain
   (loss) on investments:
   Net realized loss on
   investments......................          --                     --               --                    (313)

Net change in unrealized
   appreciation (depreciation)
   on investments ..................      60,597                 98,644         (110,652)               (143,617)
                                     -----------            -----------      -----------             -----------

Net realized and unrealized
   gain (loss) on investments             60,597                 98,644         (110,652)               (143,930)
                                     -----------            -----------      -----------             -----------

Net increase (decrease) in
   net assets resulting
   from operations                   $    59,238            $    96,664      $  (112,465)            $  (146,579)
                                     ===========            ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Three Months Ended March 31
                                       -------------------------------------------------------------------------
                                                   1998                                     1997
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------          -----------      -----------             -----------
From Operations
   Net investment loss..............   $    (1,359)         $    (1,980)     $    (1,813)            $    (2,649)
   Net realized loss on
     investments....................            --                   --               --                    (313)
   Net change in unrealized
     appreciation (depreciation)
     on investments.................        60,597               98,644         (110,652)               (143,617)
                                       -----------          -----------      -----------             -----------
   Net increase (decrease) in net
     assets resulting from operations       59,238               96,664         (112,465)               (146,579)

From Unit Transactions
   Redemption of 13,922; 1,253;
     438 and 7,333 Units,
     respectively ..................      (162,346)             (14,469)          (6,023)               (102,085)
                                       -----------          -----------      -----------             -----------
   Net decrease in net
     assets from Unit transactions        (162,346)             (14,469)          (6,023)               (102,085)
                                       -----------          -----------      -----------             -----------
   Net increase (decrease)
        in net assets                     (103,108)              82,195         (118,488)               (248,664)

   Net assets at beginning
     of period                           1,547,421            2,187,372        2,160,978               3,192,490
                                       -----------          -----------      -----------             -----------
   Net assets at end of period
     (including accumulated net
     investment loss of $76,795;
     $110,757; $70,617 and
     $101,832, respectively)           $ 1,444,313          $ 2,269,567      $ 2,042,490             $ 2,943,826
                                       ===========          ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Three Months Ended March 31
                                      --------------------------------------------------------------------------
                                                1998 (a)(b)                              1997 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                           $     11.33           $     11.39      $     14.51             $     14.62
Net investment loss.................         (.01)                 (.01)            (.01)                   (.01)
Net realized and unrealized
  gain (loss) on investments........          .45                   .51             (.75)                   (.66)
                                      -----------           -----------      -----------             -----------
Increase (decrease) in net
  asset value                                 .44                   .50             (.76)                   (.67)
                                      -----------           -----------      -----------             -----------
Net asset value at end of period      $     11.77           $     11.89      $     13.75             $     13.95
                                      ===========           ===========      ===========             ===========
Ratios to average net assets:
Expenses (c)(d).....................         .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........        (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........         None                  None             None                    None
Number of Units outstanding
  at end of period .................      122,667               190,831          148,508                 211,050
Net assets at end of period
  (in thousands)....................  $     1,444           $     2,270      $     2,042             $     2,944


Note:
(a) The selected per unit data was calculated using average net assets during the period.

(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.\

(c) During the three months ended March 31, 1998 and 1997, the Sponsor reimbursed expenses totaling $1,795 and $1,679 for the Bullion Portfolio and $1,716 and $1,668 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .81% and .67% for the Bullion Portfolio and .65% and .57% for the Coin Portfolio, respectively, for the periods then ended.

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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


                                By         TERRY COXON
Dated:  May 13, 1998
                                  ______________________________________________
                                         Terry Coxon, President


                                By         MICHAEL JOSEPH CUGGINO
Dated:  May 13, 1998              ______________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)