Form 10-Q
period 1998-06-30
UNITED STATES GOLD TRUST
filed 1998-08-14
CIK 862352

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

                  For the quarterly period ended June 30, 1998



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

                  Unaudited Statements of Assets and Liabilities at
                  June 30, 1998 and audited Statements of Assets and Liabilities at December 31, 1997.

                  Unaudited Statements of Operations for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997.

                  Unaudited Statements of Changes in Net Assets for the six months ended June 30, 1998 and 1997.

                  Unaudited Selected Per Unit Data and Ratios for the six months ended June 30, 1998 and 1997.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion generally decreased approximately 1% during the three months ended June 30, 1998. Net assets of the Trust's Bullion Portfolio decreased approximately 7% from $1,444,313 to $1,346,219, the result of the redemption of Units and the
                  decrease in value  of  gold   bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 2% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 7% from $2,269,567 to $2,120,458, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                  Dealer prices for wholesale transactions of gold bullion generally increased approximately 3% during the six months ended June 30, 1998. Net assets of the Trust's Bullion Portfolio decreased approximately 13% from $1,547,421 to $1,346,219, the result of the redemption of Units in excess of the increase in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins generally increased approximately 3% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 3% from $2,187,372 to $2,120,458, the result of the redemption of Units in excess of the increase in value of American Eagle gold coins.

                  Additional  deposits  of gold  bullion or of  American   Eagle
                  gold coins into the Trust by the Sponsor do not affect a Portfolio's net asset value per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 June 30, 1998
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                                -----------        -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,664,030 and $2,620,533, respectively)
  Gold Bullion.............................................................     $ 1,352,553        $        --
  American Eagle Gold Coins................................................              --          2,139,773
Cash.......................................................................           2,876                 --
                                                                                -----------        -----------
  Total Assets                                                                    1,355,429          2,139,773

LIABILITIES
Bank overdraft.............................................................              --              6,313
Payable to Sponsor.........................................................           5,068              7,428
Payable to Trustee.........................................................           3,750              3,932
Other accrued liabilities..................................................             392              1,642
                                                                                -----------        -----------
  Total Liabilities                                                                   9,210             19,315
                                                                                -----------        -----------
NET ASSETS                                                                      $ 1,346,219        $ 2,120,458
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         115,534            181,480
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     11.65        $     11.68
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,357,193        $ 2,169,794
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     11.75        $     11.96

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .23                .24
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     11.98        $     12.20
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
                                                                                ===========       ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended June 30
                                     ---------------------------------------------------------------------------
                                                    1998                                     1997
                                     ----------------------------------      -----------------------------------
                                       Bullion                 Coin            Bullion                  Coin
                                      Portfolio              Portfolio        Portfolio               Portfolio
                                     -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $       625            $       625      $       625             $       695
   Sponsor fees.....................         683                  1,076              959                   1,390
   Gold storage fees................         757                  1,130              594                     851
   Professional fees................       1,175                  1,175            1,125                   1,125
   Other............................         125                    125              125                     125

                                     -----------            -----------      -----------             -----------

   Total expenses                          3,365                  4,131            3,428                   4,186
   Less: amount waived or
      absorbed by Sponsor...........       2,126                  2,180            1,688                   1,664

                                     -----------            -----------      -----------             -----------

Net investment loss                       (1,239)                (1,951)          (1,740)                 (2,522)

Net realized and unrealized
   loss on investments:
   Net realized loss
   on investments...................     (46,257)               (37,300)              --                      --

Net change in unrealized
   appreciation (depreciation)
   on investments ..................      29,541                   (789)         (93,939)               (147,800)

                                     -----------            -----------      -----------             -----------

Net realized and unrealized
   loss on investments                   (16,716)               (38,089)         (93,939)               (147,800)

                                     -----------            -----------      -----------             -----------

Net decrease in net assets
   resulting from operations         $   (17,955)           $   (40,040)     $   (95,679)            $  (150,322)
                                     ===========            ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Six Months Ended June 30
                                     ---------------------------------------------------------------------------
                                                    1998                                     1997
                                     ----------------------------------      -----------------------------------
                                       Bullion                 Coin            Bullion                  Coin
                                      Portfolio              Portfolio        Portfolio               Portfolio
                                     -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $     1,250            $     1,250      $     1,250             $     1,417
   Sponsor fees.....................       1,423                  2,154            1,947                   2,834
   Gold storage fees................       1,246                  1,823            1,223                   1,752
   Professional fees................       2,350                  2,350            2,250                   2,250
   Other............................         250                    250              250                     250

                                     -----------            -----------      -----------             -----------

   Total expenses                          6,519                  7,827            6,920                   8,503
   Less: amount waived or
      absorbed by Sponsor...........       3,921                  3,896            3,367                   3,332

                                     -----------            -----------      -----------             -----------

Net investment loss                       (2,598)                (3,931)          (3,553)                 (5,171)

Net realized and unrealized
   gain (loss) on investments:
   Net realized loss
   on investments...................     (46,257)               (37,300)              --                    (313)

Net change in unrealized
   appreciation (depreciation)
   on investments ..................      90,138                 97,855         (204,591)               (291,417)

                                     -----------            -----------      -----------             -----------

Net realized and unrealized
   gain (loss) on investments             43,881                 60,555         (204,591)               (291,730)

                                     -----------            -----------      -----------             -----------

Net increase (decrease) in net
   assets resulting from operations  $    41,283            $    56,624      $  (208,144)            $  (296,901)
                                     ===========            ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                              Six Months Ended June 30
                                       -------------------------------------------------------------------------
                                                   1998                                     1997
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------          -----------      -----------             -----------
From Operations
   Net investment loss..............   $    (2,598)         $    (3,931)     $    (3,553)            $    (5,171)
   Net realized loss
     on investments.................       (46,257)             (37,300)              --                    (313)
   Net change in unrealized
     appreciation (depreciation)
     on investments.................        90,138               97,855         (204,591)               (291,417)

                                       -----------          -----------      -----------             -----------
   Net increase (decrease) in net
     assets resulting from operations       41,283               56,624         (208,144)               (296,901)

From Unit Transactions
   Redemption of 21,055; 10,604;
     4,765 and 11,540 Units,
     respectively ..................      (242,485)            (123,538)         (63,548)               (159,405)

                                       -----------          -----------      -----------             -----------
   Net decrease in net
     assets from Unit transactions        (242,485)            (123,538)         (63,548)               (159,405)

                                       -----------          -----------      -----------             -----------
   Net decrease in net assets             (201,202)             (66,914)        (271,692)               (456,306)

   Net assets at beginning
     of period                           1,547,421            2,187,372        2,160,978               3,192,490

                                       -----------          -----------      -----------             -----------
   Net assets at end of period
     (including accumulated net
     investment loss of $78,034;
     $112,708; $72,357 and
     $104,354, respectively)           $ 1,346,219          $ 2,120,458      $ 1,889,286             $ 2,736,184
                                       ===========          ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                             Six Months Ended June 30
                                      --------------------------------------------------------------------------
                                                1998 (a)(b)                              1997 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                           $     11.33           $     11.39      $     14.51             $     14.62
Net investment loss.................         (.02)                 (.02)            (.02)                   (.02)
Net realized and unrealized
  gain (loss) on investments........          .34                   .31            (1.39)                  (1.37)

                                      -----------           -----------      -----------             -----------
Increase (decrease) in
  net asset value                             .32                   .29            (1.41)                  (1.39)

                                      -----------           -----------      -----------             -----------
Net asset value at end of period      $     11.65           $     11.68      $     13.10             $     13.23
                                      ===========           ===========      ===========             ===========

Ratios to average net assets:
Expenses (c)(d).....................         .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........        (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........         None                  None             None                    None
Number of Units outstanding
  at end of period .................      115,534               181,480          144,181                 206,843
Net assets at end of period
  (in thousands)....................  $     1,346           $     2,120      $     1,889             $     2,736


Note:
(a) The selected per unit data was calculated using average net assets during the period.

(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.

(c) During the six months ended June, 1998 and 1997, the Sponsor reimbursed expenses totaling $3,921 and $3,367 for the Bullion Portfolio and $3,896 and $3,332 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .88% and .68% for the Bullion Portfolio and .70% and .58% for the Coin Portfolio, respectively, for the periods then ended.

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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


                                By         TERRY COXON
Dated:  August 14, 1998
                                  ______________________________________________
                                         Terry Coxon, President


                                By         MICHAEL JOSEPH CUGGINO
Dated:  August 14, 1998           ______________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)