Form 10-Q
period 1998-09-30
UNITED STATES GOLD TRUST
filed 1998-11-16
CIK 862352

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

                  For the quarterly period ended September 30, 1998



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

               Unaudited Statements of Assets and Liabilities at September 30, 1998 and audited Statements of Assets and Liabilities at December 31, 1997.

               Unaudited  Statements  of  Operations  for the three months ended
               September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997.

               Unaudited Statements of Changes in Net Assets for the nine months ended September 30, 1998 and 1997.

               Unaudited Selected Per Unit Data and Ratios for the nine months ended September 30, 1998 and 1997.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Dealer prices for wholesale transactions of gold bullion generally were unchanged during the three months ended September 30, 1998. Net assets of the Trust's Bullion Portfolio decreased approximately 1% from $1,346,219 to $1,339,591, the result of the redemption of Units.

               Dealer prices for wholesale transactions of American Eagle gold coins generally were unchanged during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 4% from $2,120,458 to $2,038,172, the result of the redemption of Units.

               Dealer prices for wholesale transactions of gold bullion generally increased approximately 3% during the nine months ended September 30, 1998. Net assets of the Trust's Bullion Portfolio decreased approximately 13% from $1,547,421 to $1,339,591, the result of the redemption of Units in excess of the increase in value of gold bullion.

               Dealer prices for wholesale transactions of American Eagle gold coins generally increased approximately 3% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 7% from $2,187,372 to $2,038,172, the result of the redemption of Units in excess of the increase in value of American Eagle gold coins.

               Additional deposits of gold bullion or of American Eagle gold coins into the Trust by the Sponsor do not affect a Portfolio's net asset value per Unit or gold per Unit.

               The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 September 30, 1998
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                                -----------        -----------
ASSETS
Investments at value (based on bid side evaluation)
 (cost: $1,664,030 and $2,432,078, respectively)
 Gold Bullion............................................................       $ 1,349,810        $        --
 American Eagle Gold Coins...............................................                --          1,986,794
Cash.....................................................................               153             66,217
                                                                                -----------        -----------
 Total Assets                                                                     1,349,963          2,053,011

LIABILITIES
Payable to Sponsor.......................................................             5,711              8,444
Payable to Trustee.......................................................             4,375              4,557
Other accrued liabilities................................................               286              1,838
                                                                                -----------        -----------
 Total Liabilities                                                                   10,372             14,839
                                                                                -----------        -----------
NET ASSETS                                                                      $ 1,339,591        $ 2,038,172
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units........................................................           115,291            175,279
                                                                                ===========        ===========
Redemption Price Per Unit (based on bid side evaluation).................       $     11.62        $     11.63
                                                                                ===========        ===========
Calculation of Offering Price per Unit:
 Aggregate offering side evaluation......................................       $ 1,350,565        $ 2,081,978
                                                                                ===========        ===========
 Divided by outstanding Units............................................       $     11.71        $     11.88

 Plus sales charge of 1.96% of Offering Price
  (2% of net amount invested)............................................               .24                .24
                                                                                -----------        -----------
Offering Price per Unit..................................................       $     11.95        $     12.12
                                                                                ===========        ===========

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                December 31, 1997

                                                                                  Bullion            Coin
                                                                                 Portfolio         Portfolio
                                                                                -----------       -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,946,034 and $2,819,351, respectively)
  Gold Bullion.............................................................     $ 1,544,419       $        --
  American Eagle Gold Coins................................................              --         2,240,736
  Cash.....................................................................           9,633                --
                                                                                -----------       -----------
  Total Assets                                                                    1,554,052         2,240,736

LIABILITIES
Bank Overdraft.............................................................              --            43,724
Payable to Sponsor.........................................................           3,645             5,274
Payable to Trustee.........................................................           2,500             2,682
Other accrued liabilities..................................................             486             1,684
                                                                                -----------       -----------
  Total Liabilities                                                                   6,631            53,364
                                                                                -----------       -----------
NET ASSETS                                                                      $ 1,547,421       $ 2,187,372
                                                                                ===========       ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         136,589           192,084
                                                                                ===========       ===========
Redemption Price Per Unit (based on bid side evaluation)...................     $     11.33       $     11.39
                                                                                ===========       ===========
Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,560,291       $ 2,220,759
                                                                                ===========       ===========
  Divided by outstanding Units.............................................     $     11.42       $     11.56

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .23               .23
                                                                                -----------       -----------
Offering Price per Unit....................................................     $     11.65       $     11.79
                                                                                ===========       ===========




                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended September 30
                                     ---------------------------------------------------------------------------
                                                    1998                                     1997
                                     ----------------------------------      -----------------------------------
                                       Bullion                 Coin            Bullion                  Coin
                                      Portfolio              Portfolio        Portfolio               Portfolio
                                     -----------            -----------      -----------             -----------
Expenses:
  Trustee fees.....................  $       625            $       625      $       625             $       640
  Sponsor fees.....................          643                  1,016              887                   1,280
  Gold storage fees................          724                  1,088              534                     771
  Professional fees................        1,175                  1,175            1,125                   1,125
  Other............................          125                    125              125                     125
                                     -----------            -----------      -----------             -----------

  Total expenses                           3,292                  4,029            3,296                   3,941
   Less: amount waived or
     absorbed by Sponsor...........        2,139                  2,208            1,687                   1,620
                                     -----------            -----------      -----------             -----------

Net investment loss                       (1,153)                (1,821)          (1,609)                 (2,321)

Net realized and unrealized
   loss on investments:
   Net realized loss
     on investments................           --                (42,605)         (13,136)                (19,200)

   Net change in unrealized
     appreciation (depreciation)
     on investments................       (2,743)                35,476            9,813                  17,686
                                     -----------            -----------      -----------             -----------

Net realized and unrealized
   loss on investments                    (2,743)                (7,129)          (3,323)                 (1,514)
                                     -----------            -----------      -----------             -----------

Net decrease in net assets
   resulting from operations         $    (3,896)           $    (8,950)     $    (4,932)            $    (3,835)
                                     ===========            ===========      ===========             ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Nine Months Ended September 30
                                     ---------------------------------------------------------------------------
                                                    1998                                     1997
                                     ----------------------------------      -----------------------------------
                                       Bullion                 Coin            Bullion                  Coin
                                      Portfolio              Portfolio        Portfolio               Portfolio
                                     -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $     1,875            $     1,875      $     1,875             $     2,057
   Sponsor fees.....................       2,066                  3,170            2,834                   4,114
   Gold storage fees................       1,970                  2,911            1,751                   2,514
   Professional fees................       3,525                  3,525            3,375                   3,375
   Other............................         375                    375              375                     375
                                     -----------            -----------      -----------             -----------

   Total expenses                          9,811                 11,856           10,210                  12,435
   Less: amount waived or
      absorbed by Sponsor...........       6,060                  6,104            5,048                   4,943
                                     -----------            -----------      -----------             -----------

Net investment loss                       (3,751)                (5,752)          (5,162)                 (7,492)

Net realized and unrealized
   gain (loss) on investments:
   Net realized loss
     on investments.................     (46,257)               (79,905)         (13,136)                (19,513)

   Net change in unrealized
     appreciation (depreciation)
     on investments.................      87,395                133,331         (194,778)               (273,731)
                                     -----------            -----------      -----------             -----------

Net realized and unrealized
   gain (loss) on investments             41,138                 53,426         (207,914)               (293,244)
                                     -----------            -----------      -----------             -----------

Net increase (decrease) in net
   assets resulting from operations  $    37,387            $    47,674      $  (213,076)            $  (300,736)
                                     ===========            ===========      ===========             ===========


                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                              Nine Months Ended September 30
                                       -------------------------------------------------------------------------
                                                   1998                                     1997
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------          -----------      -----------             -----------
From Operations
   Net investment loss.............    $    (3,751)         $    (5,752)     $    (5,162)            $    (7,492)
   Net realized loss
     on investments................        (46,257)             (79,905)         (13,136)                (19,513)
   Net change in unrealized
     appreciation (depreciation)
     on investments................         87,395              133,331         (194,778)               (273,731)
                                       -----------          -----------      -----------             -----------
   Net increase (decrease) in net
     assets resulting from operations       37,387               47,674         (213,076)               (300,736)

From Unit Transactions
   Redemption of 21,298; 16,805;
     6,077 and 16,982 Units,
     respectively .................       (245,217)            (196,874)         (80,190)               (229,128)
                                       -----------          -----------      -----------             -----------
   Net decrease in net
     assets from Unit transactions        (245,217)            (196,874)         (80,190)               (229,128)
                                       -----------          -----------      -----------             -----------
   Net decrease in net assets             (207,380)            (149,200)        (293,266)               (529,864)

   Net assets at beginning
     of period                           1,547,421            2,187,372        2,160,978               3,192,490
                                       -----------          -----------      -----------             -----------
   Net assets at end of period
     (including accumulated net
     investment loss of $79,187;
     $114,529; $73,966 and
     $106,675, respectively)           $ 1,339,591          $ 2,038,172      $ 1,867,712             $ 2,662,626
                                       ===========          ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                             Nine Months Ended September 30
                                      --------------------------------------------------------------------------
                                                1998 (a)(b)                              1997 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                           $     11.33           $     11.39      $     14.51             $     14.62
Net investment loss.................         (.03)                 (.03)            (.04)                   (.04)
Net realized and unrealized
  gain (loss) on investments .......          .32                   .27            (1.40)                  (1.36)
                                      -----------           -----------      -----------             -----------
Increase (decrease) in net
  asset value                                 .29                   .24            (1.44)                  (1.40)
                                      -----------           -----------      -----------             -----------
Net asset value at end of period      $     11.62           $     11.63      $     13.07             $     13.22
                                      ===========           ===========      ===========             ===========
Ratios to average net assets:
Expenses (c)(d).....................         .35%                   35%             .35%                    .35%
Net investment loss (c)(d)..........        (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........         None                  None             None                    None
Number of Units outstanding
  at end of period .................      115,291               175,279          142,869                 201,401
Net assets at end of period
  (in thousands)....................  $     1,340           $     2,038      $     1,868             $     2,663

Note:

(a) The selected per unit data was calculated using average net assets during the period.

(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.

(c) During the nine months ended September 30, 1998 and 1997, the Sponsor reimbursed expenses totaling $6,060 and $5,048 for the Bullion Portfolio and $6,104 and $4,943 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to .92% and .69% for the Bullion Portfolio and .72% and .58% for the Coin Portfolio, respectively, for the periods then ended.

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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


                                By         TERRY COXON
Dated: November 16, 1998
                                  ______________________________________________
                                         Terry Coxon, President


                                By         MICHAEL JOSEPH CUGGINO
Dated: November 16, 1998          ______________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)