Form 10-K
period 1998-12-31
UNITED STATES GOLD TRUST
filed 1999-03-31
CIK 862352

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

For the fiscal year ended          December 31, 1998
                         -------------------------------------------------------
                                       OR

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
                                             ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          X
        ----

The aggregate market value of Units held by non-affiliates of the Registrant at March 12, 1999 was $2,541,507.


================================================================================

                                     PART I

Item 1.       Business.

United States Gold Trust
     United States Gold Trust (the "Trust") is an investment trust established under the laws of New York in accordance with an Agreement and Declaration of Trust (the "Trust Agreement"), dated August 17, 1988, between Bullion Security Corporation (the "Sponsor") and United States Trust Company of New York (the
"Trustee"). The Trust, which consists of a Bullion Portfolio and a Coin Portfolio (the "Portfolios"), commenced investment operations on August 18, 1988. On September 1, 1995, Chase Manhattan Bank, N.A., a subsidiary of Chase Manhattan Corporation, acquired the securities processing business of the Trustee, including the rights and obligations of the Trustee under the Trust Agreement. Other than the change of the Trustee, no changes were made to the Trust Agreement or its provisions in connection with its acquisition by Chase Manhattan Bank, N.A. Each of the Portfolios is intended to be treated under Federal income tax provisions as a separate, non-taxable, grantor trust.

     An investor holding Units in either Portfolio is a beneficiary of the Trust, and the Trustee is obligated to him (as well as to all other Unitholders) to protect the assets of the Trust in accordance with the terms of the Trust Agreement, a copy of which has been previously filed as an exhibit hereto. Important provisions of the Trust Agreement are summarized herein.

     The Trustee is located at 270 Park Avenue, New York, New York 10017, telephone number 1-212-270-6000. The Sponsor is located at 625 Second Street, Petaluma, California 94952, telephone number 1-707-778-1000.

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

Rights and Number of Unitholders
     Unitholders have the rights of beneficiaries of the Trust, as set forth in the Trust Agreement. Unitholders do not have any management powers over the Trust. Except for their investment in Units, they should not be personally liable for any actions by the Trust unless they actively participate in the administration of the Trust, a practice which is not permitted under the Trust Agreement. A Unitholder may redeem Units on any day that banks are open for business in New York City ("Business Day"). Units may be redeemed in kind or for cash at a daily redemption price based on the dealer bid price for wholesale transactions ("Redemption Price"). A Unitholder is entitled to receive, at his request, a certificate evidencing ownership of Units. No rights with respect to one Portfolio arise from ownership of Units in the other Portfolio. There were 185 Unitholders of record in the Bullion Portfolio and 241 Unitholders of record in the Coin Portfolio at December 31, 1998.

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

Custody of Gold Bullion and Coins
     Through February 26, 1998, the Trustee had retained Wilmington Trust Company (a subsidiary of Wilmington Trust Corporation, a commercial bank with assets in excess of $6 billion), as custodian of the Trust's Gold. Wilmington Trust Company was founded in 1903, and served as custodian for precious metals storage programs offered by several national brokerage firms. All Trust Gold stored with Wilmington Trust Company was insured against physical loss.

     On February 26, 1998, Republic National Bank of New York (a subsidiary of Republic New York Corporation, a commerical bank with assets in excess of $55 billion), acquired the precious metals custody business of Wilmington Trust Company, effective on or before April 20, 1998, including the rights and obligations of Wilmington Trust Company under the Trust Agreement.

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

Expenses
     The Trust incurs legal, accounting, and custodial expenses, and pays fees to the Trustee and the Sponsor based on the average daily net assets of each Portfolio. The Sponsor anticipates that each Portfolio's net expenses (including all fees paid to the Trustee and the Sponsor) will equal, as a share of the Portfolio's average daily net assets ("Expense Ratio"), .35% per year (thirty-five one-hundredths of one percent per year). The Sponsor has agreed to reimburse the Trustee for certain amounts of Trust expenses each year up to half of its compensation for the purpose of limiting each Portfolio's Expense Ratio to .35%. The Sponsor's compensation is .20% per year (two-tenths of one percent per year), so that the maximum amount that the Sponsor is obligated to reimburse is .10% per year (one-tenth of one percent per year). In previous years, the Sponsor voluntarily reimbursed each Portfolio of the Trust additional amounts in order to maintain its Expense Ratio at .35%. While the Sponsor may continue voluntarily to make such additional reimbursements, it is not required to do so, and has in fact advised the Trustee of its intention to discontinue such voluntary reimbursements prospectively. Since the public offering of Units has terminated, the net assets of the Trust are expected to continue to decline over time as Units are redeemed, while certain expenses of the Trust will not decline proportionally. Accordingly, there can be no assurance that the future expenses of the Trust can be maintained at .35% per year.

Termination  Date
     The Trust was established on August 17, 1988, and is scheduled to terminate 99 years after that date. The Trust, or either Portfolio, may be terminated earlier in certain circumstances, including a reduction in its net assets to less than $1,000,000. As set forth in Item 7 of this Form 10-K, the net assets of both Portfolios have been declining in recent years, and at December 31, 1998, the net assets of both Portfolios were only slightly in excess of $1,000,000. It is therefore reasonable to expect that the net assets of each Portfolio will, in the near future, decline to less than $1,000,000, at which time it may be expected that the Trustee will elect to terminate such Portfolio or the Trust. At termination, each Portfolio's Gold will be sold, and Unitholders in the Portfolio will be paid their pro rata share of the Portfolio's net distributable cash.

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

Item 2.   Properties.

Deposits of Gold
     Through December 31, 1998, the Sponsor deposited a total of 16,858 fine troy ounces of gold bullion (of which 12,781 ounces have been sold or redeemed in kind) in trust with the Trustee, and in respect of those deposits the Trustee issued to the Sponsor a total of 422,128 Bullion Units. Through the same date, the Sponsor deposited a total of 17,899 Coins (of which 12,533 Coins have been sold or redeemed in kind) in trust with the Trustee, and in respect of those deposits the Trustee issued to the Sponsor a total of 449,612 Coin Units. Each Portfolio is a separate trust within the United States Gold Trust.

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

     Through February 26, 1998, the Trustee had retained Wilmington Trust Company as custodian of the Trust's Gold (the "former Custodian").

     On February 26, 1998, Republic National Bank of New York ("Republic" or, the "Custodian") acquired the precious metals custody business of the former Custodian, effective on or before April 20, 1998, including the rights and obligations of the former Custodian under the Trust Agreement. Other than the change of the custodian, no changes were made to the operation of the Trust Agreement as it relates to the custody and storage of the Trust's Gold. Republic, a large commercial bank with assets in excess of $55 billion, has operated a major precious metals depository for many years and is an approved warehouse facility for the storage of precious metals traded on the New York Mercantile Exchange (including the COMEX Division), the Chicago Board of Trade and the Chicago Mercantile Exchange. Republic's offices are principally located in New York, New York and similarly to the Trust's former Custodian, Republic serves as custodian for precious metals storage programs offered by many national brokerage firms. Republic is subject to supervision and examination by the Superintendent of Banks of the State of New York, by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System. The Trust intends to employ Republic as custodian of any additional deposits of Gold into the Trust.

Insurance on Gold
     Trust Gold is insured under policies obtained by the Custodian on all its deposits of precious metals. The insurance policies provide a maximum total coverage of $150 million per occurrence against theft, fraud and all other physical loss except loss arising out of war, nuclear explosion, government taking and comparable causes. The underwriter of the policy is J & H Marsh & McLennan. Under certain circumstances, the Trustee is obligated to obtain or attempt to obtain insurance against physical loss of Gold separate from the insurance maintained by any custodian.

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

     The range of high and low Redemption Prices for each full quarterly period during the years ended December 31, 1998 and 1997 is as follows:

            Period                      High                    Low
1998
First Quarter
   Bullion Portfolio                   $12.00                 $10.90
   Coin Portfolio                      $12.08                 $10.98
Second Quarter
   Bullion Portfolio                   $12.38                 $11.16
   Coin Portfolio                      $12.40                 $11.15
Third Quarter
   Bullion Portfolio                   $11.63                 $10.76
   Coin Portfolio                      $11.65                 $10.79
Fourth Quarter
   Bullion Portfolio                   $11.79                 $11.23
   Coin Portfolio                      $11.76                 $11.17
1997
First Quarter
   Bullion Portfolio                   $14.43                 $13.38
   Coin Portfolio                      $14.54                 $13.53
Second Quarter
   Bullion Portfolio                   $13.76                 $13.10
   Coin Portfolio                      $13.99                 $13.23
Third Quarter
   Bullion Portfolio                   $13.08                 $12.44
   Coin Portfolio                      $13.22                 $12.59
Fourth Quarter
   Bullion Portfolio                   $13.03                 $11.09
   Coin Portfolio                      $13.23                 $11.17



     The Redemption Price on March 12, 1999 was $11.46 for Bullion Units and $11.42 for Coin Units.

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



Item 6.   Selected Financial Data.

     Selected data for each Unit of the Bullion Portfolio and the Coin Portfolio outstanding for each of the five years in the period ended December 31, 1998 is set forth below. The data are derived from financial statements audited by Ernst & Young LLP, independent auditors, as set forth in their reports included in the Annual Reports to Unitholders for the years then ended.

                        SELECTED PER UNIT DATA AND RATIOS


                                                                   Year Ended December 31 (a)(b)
                       ------------------------------------------------------------------------------------------------------------
                                1998                 1997                  1996                  1995                 1994
                       --------------------  --------------------  --------------------  --------------------- --------------------
                        Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin
                       Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at
  beginning of year    $   11.33  $   11.39  $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69

Net investment loss         (.04)      (.04)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)

Net realized and
  unrealized gain (loss)
  on investments             .01       (.09)     (3.13)     (3.18)      (.60)      (.77)       .15        .19       (.32)      (.34)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Increase (decrease) in
  net asset value           (.03)      (.13)     (3.18)     (3.23)      (.65)      (.82)       .10        .14       (.37)      (.39)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at end
  of year              $   11.30  $   11.26  $   11.33  $   11.39  $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========


Ratios to average net assets:
Expenses (c)                .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%
Net investment loss (c)    (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)

Investment turnover
  rate                      None       None       None       None       None       None       None      1.69%     14.24%      9.70%

Number of Units outstanding
   at end of year        112,377    147,719    136,589    192,084    148,946    218,383    167,595    284,859    202,173    334,788

Net assets at end of year
  (in thousands)       $   1,270  $   1,663  $   1,547  $   2,187  $   2,161  $   3,192  $   2,541  $   4,397  $   3,044  $   5,121

Note:

(a) The selected per unit data was calculated using average net assets during the year.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the years ended December 31, 1998, 1997, 1996, 1995 and 1994, the Sponsor reimbursed expenses totaling $8,193, $6,956, $6,829, $6,655 and
      $6,852 for the Bullion Portfolio and $8,298,  $6,796,  $7,694,  $7,554 and
      $7,870 for the Coin Portfolio, respectively. Absent the foregoing, the ratios of expenses to average net assets and the ratios of net investment loss to average net assets would have increased to .93%, .72%, .64%, .58% and .56% for the Bullion Portfolio and .74%, .60%, .54%, .51% and .50% for the Coin Portfolio, respectively, for the years then ended.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net assets of the Bullion Portfolio: decreased in 1994 from $3,233,062 to $3,044,340, as a result of net redemptions of Units and a decrease in the value of Gold; decreased in 1995 from $3,044,340 to $2,540,829, as a result of redemptions of Units in excess of the increase in the value of Gold; decreased in 1996 from $2,540,829 to $2,160,978, as a result of redemptions of Units and a decrease in the value of Gold; decreased in 1997 from $2,160,978 to $1,547,421, as a result of redemptions of Units and a decrease in the value of Gold; and decreased in 1998 from $1,547,421 to $1,269,843, as a result of redemptions of Units in excess of the increase in the value of Gold. Net assets of the Coin
Portfolio: decreased in 1994 from $5,150,582 to $5,121,347, as a result of the net decrease in the value of Gold in excess of net additional deposits of Gold by the Sponsor; decreased in 1995 from $5,121,347 to $4,396,853, as a result of net redemptions of Units in excess of an increase in the value of Gold; decreased in 1996 from $4,396,853 to $3,192,490, as a result of redemptions of Units and a decrease in the value of Gold; decreased in 1997 from $3,192,490 to $2,187,372, as a result of redemptions of Units and a decrease in the value of Gold; and decreased in 1998 from $2,187,372 to $1,662,654, as a result of redemptions of Units in excess of the increase in the value of Gold. The ratio of expenses to average net assets and net investment loss to average net assets during each of the five years in the period ended December 31, 1998 was .35% for each Portfolio after the Sponsor's reimbursement, as anticipated. The Trust has engaged in no activities other than the holding of Gold, the issuance and redemption of Units and the payment of its expenses.

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

     See Registrant's Annual Report for the Year Ended December 31, 1998 filed under Part IV, Item 14(a) hereof. Item 302 of Regulation S-K is inapplicable.


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

     Terry Coxon, age 54, has been an investment adviser and financial author for more than the past five years, and the president and a director of Permanent Portfolio Family of Funds, Inc. since 1982. Mr. Coxon has had extensive experience with precious metals investing. He is also the author of Using Warrants and the co-author (with Harry Browne) of Inflation-Proofing Your Investments. Mr. Coxon owns a 6.25% special limited partnership interest in World Money Managers.

     Alan Sergy, age 54, has been an investment adviser and a trustee of Sergy Trusts for more than the past five years. As the corporate secretary from 1982 to 1998 and a director from 1986 to 1998 of Permanent Portfolio Family of Funds, Inc., Mr. Sergy also has had extensive experience with precious metals investing. Mr. Sergy beneficially owns a 25% limited partnership interest and an 18.75% special limited partnership interest in World Money Managers.

     John Chandler, age 62, has been the president and a director and a 50% owner of Permanent Portfolio Information, Inc., a financial marketing consultant firm, and the vice president and a director of Harry Browne Special Reports, Inc., an investment advisory newsletter, for more than the past five years. Permanent Portfolio Information, Inc. owns a 16.67% limited partnership interest and a 12.5% special limited partnership interest in World Money Managers.

     Michael J. Cuggino, age 36, has been a Certified Public Accountant since 1988, having been employed by Ernst & Young in various audit and accounting capacities, including audit manager, from August 1985 until January 1991, when he established his own accounting practice. Mr. Cuggino has served as treasurer of the Sponsor for more than the last five years and has served as treasurer since 1993 and a director since 1998 of Permanent Portfolio Family of Funds, Inc.

     With the exception of Terry Coxon, who is compensated by the Sponsor, the officers and directors of the Sponsor are not separately compensated by the Sponsor for serving as such. The Sponsor may reimburse World Money Managers for costs incurred by World Money Managers and allocable to the activities of the Sponsor. Neither the compensation of Terry Coxon, nor any reimbursements to World Money Managers are paid by the Trust or the Trustee.

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

              (d)    Financial Statement Schedules.

                     Inapplicable.

                         REPORT OF INDEPENDENT AUDITORS


Unitholders, Trustee and Sponsor
United States Gold Trust



We have audited the accompanying statements of assets and liabilities of the Bullion Portfolio and the Coin Portfolio, comprising United States Gold Trust, as of December 31, 1998 and 1997, including the schedules of investments as of December 31, 1998, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 1998 and the selected per unit data and ratios for each of the years since 1994. These financial statements and per unit data and ratios are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments as of December 31, 1998 and 1997, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of the Bullion Portfolio and the Coin Portfolio, comprising United States Gold Trust, at December 31, 1998 and 1997, the results of their operations and changes in their net assets for each of the three years in the period ended December 31, 1998 and the selected per unit data and ratios for each of the years since 1994, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Chicago, Illinois
March 26, 1999

                            UNITED STATES GOLD TRUST
                      STATEMENTS OF ASSETS AND LIABILITIES

                                             Bullion Portfolio                Coin Portfolio
                                       ----------------------------     --------------------------
                                                December 31                     December 31
                                       ----------------------------     --------------------------
                                           1998            1997             1998           1997
                                       -----------      -----------     -----------    -----------

ASSETS
Investments, at value
  (based on bid side evaluation)
  (cost:  $1,495,233; $1,946,034;
   $2,007,945 and $2,819,351,
   respectively)
  Gold Bullion                         $ 1,169,627      $ 1,544,419     $         -    $         -
  American Eagle Gold Coins                      -                -       1,582,111      2,240,736
Cash                                       104,566            9,633          88,793              -
Due from Sponsor                               858                -               -              -
                                       -----------      -----------     -----------    -----------
  Total Assets                           1,275,051        1,554,052       1,670,904      2,240,736

LIABILITIES

Bank overdraft                                   -                -               -         43,724
Payable to Sponsor                           2,708            3,645           4,087          5,274
Payable to Trustee                           2,500            2,500           2,500          2,682
Other accrued liabilities                        -              486           1,663          1,684
                                       -----------      -----------     -----------    -----------
  Total Liabilities                          5,208            6,631           8,250         53,364
                                       -----------      -----------     -----------    -----------

NET ASSETS                             $ 1,269,843      $ 1,547,421     $ 1,662,654    $ 2,187,372
                                       ===========      ===========     ===========    ===========
INTEREST OF UNITHOLDERS

Outstanding Units                          112,377          136,589         147,719        192,084
                                       ===========      ===========     ===========    ===========
Redemption Price per Unit
  (based on bid side evaluation)       $     11.30      $     11.33     $     11.26    $     11.39
                                       ===========      ===========     ===========    ===========
Calculation of Offering Price per Unit:
  Aggregate offering side evaluation   $ 1,279,628      $ 1,560,291     $ 1,694,904    $ 2,220,759
                                       ===========      ===========     ===========    ===========

    Divided by outstanding Units       $     11.39      $     11.42     $     11.47    $     11.56

  Plus sales charge of 1.96% of Offering
    Price (2% of net amount invested)          .22              .23             .23            .23
                                       -----------      -----------     -----------    -----------

Offering Price per Unit                $     11.61      $     11.65     $     11.70    $     11.79
                                       ===========      ===========     ===========    ===========

                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            SCHEDULE OF INVESTMENTS
                               December 31, 1998
                               Bullion Portfolio
                                        Net Weight                       Value
       Refiner                      (Fine troy ounces)      (based on bid side evaluation)
---------------------               ------------------      ------------------------------
DEGUSSA                                   300.557                    $    86,230
ENGELHARD                               1,485.702                        426,248
HANDY & HARMAN                            496.294                        142,387
JOHNSON & MATTHEY                         898.162                        257,683
MATTHEY BISHOP, USA                       199.562                         57,254
PAMP-SUISSE                               696.500                        199,825
                                        ---------                    -----------
Total (identified cost $1,495,233)      4,076.777                    $ 1,169,627
                                        =========                    ===========






                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            SCHEDULE OF INVESTMENTS
                               December 31, 1998
                                 Coin Portfolio
                                                                          Value
                                            Coins             (based on bid side evaluation)
                                          --------            ------------------------------
American Eagle gold coins, one ounce
 (fine weight), $50 denomination
 (identified cost $2,007,945)              5,366                         $1,582,111
                                           =====                         ==========





                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                            STATEMENTS OF OPERATIONS


                                                    Bullion Portfolio                                Coin Portfolio
                                       --------------------------------------------      ------------------------------------------

                                                Year Ended December 31                           Year Ended December 31
                                       --------------------------------------------      ------------------------------------------
                                           1998             1997            1996             1998            1997           1996
                                       -----------      -----------     -----------      -----------     -----------    -----------
Expenses (Note 3):
  Trustee fees                         $     2,500      $     2,500     $     2,500      $     2,500     $     2,682    $     3,932
  Sponsor fees                               2,708            3,645           4,620            4,087           5,274          7,864
  Gold storage fees                          2,688            2,293           3,090            3,908           3,284          5,163
  Professional fees                          4,700            4,650           4,500            4,700           4,650          4,500
  Other                                        500              500             500              500             500            500
                                       -----------      -----------     -----------      -----------     -----------    -----------
  Total expenses                            13,096           13,588          15,210           15,695          16,390         21,959
  Less: amount waived or
    absorbed by Sponsor                      8,193            6,956           6,829            8,298           6,796          7,694
                                       -----------      -----------     -----------      -----------     -----------    -----------

Net investment loss                         (4,903)          (6,632)         (8,381)          (7,397)         (9,594)       (14,265)

Net realized and unrealized gain
 (loss) on investments (Notes 5 & 6):
  Net realized gain (loss)
    on investments                         (66,165)         (13,136)         21,678         (157,469)        (24,124)        53,901

  Net change in unrealized
    appreciation (depreciation)
    on investments                          76,009         (436,629)       (110,727)         152,781        (626,970)      (214,620)
                                       -----------      -----------     -----------      -----------     -----------    -----------

Net realized and unrealized
  gain (loss) on investments                 9,844         (449,765)        (89,049)          (4,688)       (651,094)      (160,719)
                                       -----------      -----------     -----------      -----------     -----------    -----------

Net increase (decrease) in net
  assets resulting from operations     $     4,941      $  (456,397)    $   (97,430)     $   (12,085)    $  (660,688)   $  (174,984)
                                       ===========      ===========     ===========      ===========     ===========    ===========








                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                       STATEMENTS OF CHANGES IN NET ASSETS


                                                    Bullion Portfolio                                Coin Portfolio
                                       --------------------------------------------      -----------------------------------------

                                                Year Ended December 31                           Year Ended December 31
                                       --------------------------------------------      -----------------------------------------
                                           1998            1997             1996              1998            1997         1996
                                       -----------     -----------      -----------      ------------    -----------   -----------
From Operations
  Net investment loss                  $    (4,903)    $    (6,632)     $    (8,381)      $    (7,397)   $    (9,594)  $   (14,265)
  Net realized gain (loss) on
    investments                            (66,165)        (13,136)          21,678          (157,469)       (24,124)       53,901
  Net change in unrealized
    appreciation (depreciation) on
    investments                             76,009        (436,629)        (110,727)          152,781       (626,970)     (214,620)
                                       -----------     -----------      -----------       -----------    -----------   -----------
 Net increase (decrease) in net
    assets resulting from
    operations                               4,941        (456,397)         (97,430)          (12,085)      (660,688)     (174,984)

From Unit Transactions
  Redemption of 24,212; 12,357;
    18,649; 44,365; 26,299 and
    66,476 Units, respectively            (282,519)       (157,160)        (282,421)         (512,633)      (344,430)   (1,029,379)
                                       -----------     -----------      -----------       -----------    -----------   -----------
  Net decrease in net
    assets from Unit transactions         (282,519)       (157,160)        (282,421)         (512,633)      (344,430)   (1,029,379)
                                       -----------     -----------      -----------       -----------    -----------   -----------
  Net decrease in net
    assets                                (277,578)       (613,557)        (379,851)         (524,718)    (1,005,118)   (1,204,363)
  Net assets at beginning of year        1,547,421       2,160,978        2,540,829         2,187,372      3,192,490     4,396,853
                                       -----------     -----------      -----------       -----------    -----------   -----------
  Net assets at end of year
    (including accumulated net
     investment loss of $80,339;
     $75,436; $68,804; $116,174;
     $108,777 and $99,183,
     respectively)                     $ 1,269,843     $ 1,547,421      $ 2,160,978       $ 1,662,654    $ 2,187,372   $ 3,192,490
                                       ===========     ===========      ===========       ===========    ===========   ===========






                            See accompanying notes.

                            UNITED STATES GOLD TRUST
                        SELECTED PER UNIT DATA AND RATIOS


                                                                   Year Ended December 31 (a)(b)
                       ------------------------------------------------------------------------------------------------------------
                                1998                 1997                  1996                  1995                 1994
                       --------------------  --------------------  --------------------  --------------------- --------------------
                        Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin      Bullion     Coin
                       Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio  Portfolio
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at
  beginning of year    $   11.33  $   11.39  $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30  $   15.43  $   15.69

Net investment loss         (.04)      (.04)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)      (.05)

Net realized and
  unrealized gain (loss)
  on investments             .01       (.09)     (3.13)     (3.18)      (.60)      (.77)       .15        .19       (.32)      (.34)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Increase (decrease) in
  net asset value           (.03)      (.13)     (3.18)     (3.23)      (.65)      (.82)       .10        .14       (.37)      (.39)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net asset value at end
  of year              $   11.30  $   11.26  $   11.33  $   11.39  $   14.51  $   14.62  $   15.16  $   15.44  $   15.06  $   15.30
                       =========  =========  =========  =========  =========  =========  =========  =========  =========  =========


Ratios to average net assets:
Expenses (c)                .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%       .35%
Net investment loss (c)    (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)     (.35%)

Investment turnover
  rate                      None       None       None       None       None       None       None      1.69%     14.24%      9.70%

Number of Units outstanding
   at end of year        112,377    147,719    136,589    192,084    148,946    218,383    167,595    284,859    202,173    334,788

Net assets at end of year
  (in thousands)       $   1,270  $   1,663  $   1,547  $   2,187  $   2,161  $   3,192  $   2,541  $   4,397  $   3,044  $   5,121

Note:

(a) The selected per unit data was calculated using average net assets during the year.
(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.
(c) During the years ended December 31, 1998, 1997, 1996, 1995 and 1994, the Sponsor reimbursed expenses totaling $8,193, $6,956, $6,829, $6,655 and
      $6,852 for the Bullion Portfolio and $8,298,  $6,796,  $7,694,  $7,554 and
      $7,870 for the Coin Portfolio, respectively. Absent the foregoing, the ratios of expenses to average net assets and the ratios of net investment loss to average net assets would have increased to .93%, .72%, .64%, .58% and .56% for the Bullion Portfolio and .74%, .60%, .54%, .51% and .50% for the Coin Portfolio, respectively, for the years then ended.



                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


1.   Description  of the Trust
     United States Gold Trust (the "Trust") is an investment trust established under the laws of New York in accordance with an Agreement and Declaration of Trust (the "Trust Agreement"), dated August 17, 1988, between Bullion Security Corporation (the "Sponsor") and United States Trust Company of New York (the "Trustee"). The Trust, which consists of a Bullion Portfolio and a Coin Portfolio (the "Portfolios"), commenced investment operations on August 18, 1988. On September 1, 1995, Chase Manhattan Bank, N.A., a subsidiary of Chase Manhattan Corporation, acquired the securities processing business of the Trustee, including the rights and obligations of the Trustee under the Trust Agreement. Other than the change of the Trustee, no changes were made to the Trust Agreement or its provisions in connection with its acquisition by Chase Manhattan Bank, N.A.

2.   Significant accounting policies
     Value is based on the dealer bid price for wholesale transactions at 2:30 p.m. Eastern Time.

     On August 18, 1988, 25,000 Units of each Portfolio were issued to the Sponsor in return for the deposit of gold bullion and American Eagle gold coins by the Sponsor. Additional Units of each Portfolio may be issued, up to a maximum aggregate of 1 million Units in each Portfolio, in exchange for additional deposits of gold bullion and American Eagle gold coins by the Sponsor. The deposits must be made so as not to vary the underlying gold per Unit and net asset value per Unit of the respective Portfolio. Cost to investors includes a sales charge computed at a rate of 1.96% of the Offering Price (equivalent to 2% of the net amount invested). A redeeming Unitholder may elect to be paid in cash at the Portfolio's applicable redemption price, based on the dealer bid price for wholesale transactions, or in kind. No commissions are charged on redemption transactions. Organizational and offering costs in connection with the formation of the Trust were borne by the Sponsor. On February 20, 1996, the Sponsor decided to terminate the public offering of Units in the Trust. Accordingly, there have been no Units of either Portfolio issued to the Sponsor in return for deposits of gold bullion and American Eagle gold coins by the Sponsor since that date.

3.   Transactions with affiliates
     Under the Trust Agreement, the Trustee is to receive a fee for its ordinary services to the Trust, payable monthly from the assets of the Trust, at an annual rate equal to .10% of each Portfolio's average daily net assets, subject to a minimum fee at the rate of $2,500 per year for each Portfolio. The Sponsor is to receive a fee, payable monthly from the assets of the Trust, at an annual rate equal to .20% of each Portfolio's average daily net assets. The Trust Agreement provides that, with respect to each Portfolio, the Sponsor will reimburse the Trustee for each calendar year of the Trust, up to 50% of the Sponsor's fee for the year, as may be needed to reduce the annual expense ratio of the Portfolio to .35%. During each of the three years in the period ended December 31, 1998, the Sponsor voluntarily reimbursed each Portfolio of the Trust additional amounts in order to maintain its expense ratio at .35%. The Sponsor may continue voluntarily to make such additional reimbursements, although it is not required to do so, and has in fact advised the Trustee of its intention to discontinue such voluntary reimbursements prospectively. Accordingly, there can be no assurance that the future expenses of the Trust can be maintained at .35% per year.




                          Continued on following page.

                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


     For each of the three years in the period ended December 31, 1998, the Trust had no income and made no distributions. Trustee fees, Sponsor fees and amounts waived or absorbed by the Sponsor for the years then ended consisted of the following:


                                                   Bullion Portfolio                               Coin Portfolio
                                         -------------------------------------         -------------------------------------
                                            1998          1997          1996              1998          1997          1996
                                         ---------     ---------     ---------         ---------     ---------     ---------
     Trustee fees                        $   2,500     $   2,500     $   2,500         $   2,500     $   2,682     $   3,932
     Sponsor fees                            2,708         3,645         4,620             4,087         5,274         7,864
     Amounts waived or absorbed
        by the Sponsor                       8,193         6,956         6,829             8,298         6,796         7,694



     Pursuant to an agreement between the Sponsor and World Money Securities, Inc. ("WMS"), a former affiliate of the Sponsor, WMS received from the Sponsor a commission equal to 1.96% of the Offering Price of each Unit sold by the Trust. For the years ended December 31, 1998, 1997 and 1996, WMS received commissions of $0, $0 and $1,167, respectively. The agreement was terminated effective February 29, 1996 due to the liquidation of WMS.

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

5.   Investments
     There were no investment purchases during the years ended December 31, 1998, 1997 and 1996. Cost of sales of investments and redemptions in-kind for the years then ended were as follows:

                                                   Bullion Portfolio                               Coin Portfolio
                                         -------------------------------------         -------------------------------------
                                            1998          1997          1996              1998          1997          1996
                                         ---------     ---------     ---------         ---------     ---------     ---------
     Sales                               $ 450,801     $ 146,124     $ 292,382         $ 733,658     $ 292,062     $ 468,043
     Redemptions in-kind                         -             -             -            77,748        62,370       521,870



     For the years ended December 31, 1998, 1997 and 1996, the Coin Portfolio incurred net realized losses of $11,161 and $6,227 and a net realized gain of $34,509, respectively, for redemptions in-kind. The Bullion Portfolio incurred no realized gains or losses on redemptions in-kind during the three years then ended. Also during that same period, the Bullion Portfolio incurred net realized losses of $66,165 and $13,136 and a net realized gain of $21,678, respectively, and the Coin Portfolio incurred net realized losses of $146,308 and $17,897 and a net realized gain of $19,392, respectively, on the sale of investments. A realized gain or loss for Federal income tax purposes is recognized only upon the sale of gold bullion or American Eagle gold coins, either by the Trust (in which case the gain or loss would be allocated to all Unitholders)or by a redeeming Unitholder who elects an in-kind distribution (in which case the gain or loss would be that of the redeeming Unitholder at the time of ultimate sale).
                          Continued on following page.

                            UNITED STATES GOLD TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


     Based on the cost of investments of $1,495,233 and $1,946,034 for the Bullion Portfolio and $2,007,945 and $2,819,351 for the Coin Portfolio for Federal income tax purposes at December 31, 1998 and 1997, respectively, the aggregate gross and net unrealized depreciation on investments were $325,606 and $401,615 for the Bullion Portfolio and $425,834 and $578,615
     for the Coin Portfolio, respectively.

6.   Composition of net assets
     At December 31, 1998 and 1997, net assets consisted of the following:

                                                      Bullion Portfolio                        Coin Portfolio
                                              -------------------------------         -------------------------------
                                                    1998            1997                    1998            1997
                                              --------------   --------------         --------------    -------------

       Cost of investments                    $    1,495,233   $    1,946,034         $    2,007,945    $   2,819,351
       Net unrealized depreciation
         on investments                             (325,606)        (401,615)              (425,834)        (578,615)
       Accumulated assets (liabilities)
         in excess of Trust (liabilities)
         assets other than investments               100,216            3,002                 80,543          (53,364)
                                              --------------   --------------         --------------    -------------
                                              $    1,269,843   $    1,547,421         $    1,662,654    $   2,187,372
                                              ==============   ==============         ==============    =============


7.   Year 2000 problem
     The ability of the Trustee to perform its duties and obligations under the Trust Agreement is substantially dependent on the continued functionality of its computer system. The maintenance of the books and records of each Portfolio of the Trust, including asset pricing, investment transactions and Unitholder accounting, could be adversely affected if the computer systems used by the Sponsor or Trustee do not properly process and calculate date-related information and data from and after January 1, 2000 (the "Year 2000 Problem"). The Sponsor is taking what it believes to be reasonable steps to address the Year 2000 Problem as it relates to the Trust and has received representations that corollary steps are being taken by the Trustee. At this time, there can be no assurance that these steps will be sufficient to avoid any adverse impact resulting from the Year 2000 Problem on the operations of the Trust.

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March  31, 1999                     UNITED STATES GOLD TRUST
                                  ----------------------------------------------
                                  By  BULLION SECURITY CORPORATION, its SPONSOR


                                  By       TERRY COXON
                                    --------------------------------------------
                                           Terry Coxon, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on March 31, 1999.


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