Form 10-Q
period 1999-03-31
UNITED STATES GOLD TRUST
filed 1999-05-14
CIK 862352

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

                  For the quarterly period ended March 31, 1999



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

                  Unaudited Statements of Assets and Liabilities at March 31, 1999 and audited Statements of Assets and Liabilities at December 31, 1998.

                  Unaudited Statements of Operations for the three months ended March 31, 1999 and 1998.

                  Unaudited Statements of Changes in Net Assets for the three months ended March 31, 1999 and 1998.

                  Unaudited Selected Per Unit Data and Ratios for the three months ended March 31, 1999 and 1998.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Dealer prices for wholesale transactions of gold bullion decreased approximately 3% during the three months ended March 31, 1999. Net assets of the Trust's Bullion Portfolio decreased approximately 4% from $1,269,843 to $1,223,882, the result of the redemption of Units and the decrease in value of gold bullion.

                  Dealer prices for wholesale transactions of American Eagle gold coins decreased approximately 3% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 6% from $1,662,654 to $1,554,870, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                  Additional deposits of gold bullion or of American Eagle gold coins into the Trust by the Sponsor do not affect a Portfolio's net asset value per Unit or gold per Unit.

                  The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended March 31, 1999 and 1998 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 March 31, 1999
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                                -----------        -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,495,233 and $2,007,945, respectively)
  Gold Bullion.............................................................     $ 1,135,790        $        --
  American Eagle Gold Coins................................................              --          1,539,505
Cash.......................................................................          92,804             21,660
Due from Sponsor...........................................................           1,727              1,706
                                                                                -----------        -----------
  Total Assets                                                                    1,230,321          1,562,871

LIABILITIES
Payable to Sponsor.........................................................           3,314              4,876
Payable to Trustee.........................................................           3,125              3,125
                                                                                -----------        -----------
  Total Liabilities                                                                   6,439              8,001
                                                                                -----------        -----------
NET ASSETS                                                                      $ 1,223,882        $ 1,554,870
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         111,401            142,003
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     10.99        $     10.95
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,233,666        $ 1,611,213
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     11.07        $     11.35

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .23                .22
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     11.30        $     11.57
                                                                                ===========        ===========


                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                December 31, 1998

                                                                                  Bullion            Coin
                                                                                 Portfolio         Portfolio
                                                                                -----------       -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,495,233 and $2,007,945, respectively)
  Gold Bullion.............................................................     $ 1,169,627       $        --
  American Eagle Gold Coins................................................              --         1,582,111
Cash.......................................................................         104,566            88,793
Due from Sponsor...........................................................             858                --
                                                                                -----------       -----------
  Total Assets                                                                    1,275,051         1,670,904

LIABILITIES
Payable to Sponsor.........................................................           2,708             4,087
Payable to Trustee.........................................................           2,500             2,500
Other accrued liabilities..................................................              --             1,663
                                                                                -----------       -----------
  Total Liabilities                                                                   5,208             8,250
                                                                                -----------       -----------
NET ASSETS                                                                      $ 1,269,843       $ 1,662,654
                                                                                ===========       ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................         112,377           147,719
                                                                                ===========       ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     11.30       $     11.26
                                                                                ===========       ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,279,628       $ 1,694,904
                                                                                ===========       ===========
  Divided by outstanding Units.............................................     $     11.39       $     11.47

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .22               .23
                                                                                -----------       -----------
Offering Price per Unit....................................................     $     11.61       $     11.70
                                                                                ===========       ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31
                                     ---------------------------------------------------------------------------
                                                    1999                                     1998
                                     ----------------------------------      -----------------------------------
                                       Bullion                 Coin            Bullion                  Coin
                                      Portfolio              Portfolio        Portfolio               Portfolio
                                     -----------            -----------      -----------             -----------
Expenses:
   Trustee fees..................... $       625            $       625      $       625             $       625
   Sponsor fees.....................         606                    789              740                   1,078
   Gold storage fees................         684                    900              489                     693
   Professional fees................       1,200                  1,200            1,175                   1,175
   Other............................         125                    125              125                     125
                                     -----------            -----------      -----------             -----------

   Total expenses                          3,240                  3,639            3,154                   3,696
   Less: amount waived or
      absorbed by Sponsor...........       2,128                  2,191            1,795                   1,716
                                     -----------            -----------      -----------             -----------

Net investment loss                       (1,112)                (1,448)          (1,359)                 (1,980)

Net realized and unrealized gain
   (loss) on investments:
   Net realized gain (loss) on
   investments......................          --                     --               --                      --

Net change in unrealized
   appreciation (depreciation)
   on investments ..................     (33,837)               (42,606)          60,597                  98,644
                                     -----------            -----------      -----------             -----------

Net realized and unrealized
   gain (loss) on investments            (33,837)               (42,606)          60,597                  98,644
                                     -----------            -----------      -----------             -----------

Net increase (decrease) in
   net assets resulting
   from operations                   $   (34,949)           $   (44,054)     $    59,238             $    96,664
                                     ===========            ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                            Three Months Ended March 31
                                       -------------------------------------------------------------------------
                                                   1999                                     1998
                                       --------------------------------      -----------------------------------
                                         Bullion               Coin            Bullion                  Coin
                                        Portfolio            Portfolio        Portfolio               Portfolio
                                       -----------          -----------      -----------             -----------
From Operations
   Net investment loss..............   $    (1,112)         $    (1,448)     $    (1,359)            $    (1,980)
   Net realized gain (loss) on
     investments....................            --                   --               --                      --
   Net change in unrealized
     appreciation (depreciation)
     on investments.................       (33,837)             (42,606)          60,597                  98,644
                                       -----------          -----------      -----------             -----------
   Net increase (decrease) in net
     assets resulting from operations      (34,949)             (44,054)          59,238                  96,664

From Unit Transactions
   Redemption of 976; 5,716;
     13,922 and 1,253 Units,
     respectively ..................       (11,012)             (63,730)        (162,346)                (14,469)
                                       -----------          -----------      -----------             -----------
Net decrease in net assets
   from Unit transactions                  (11,012)             (63,730)        (162,346)                (14,469)
                                       -----------          -----------      -----------             -----------
Net increase (decrease)
   in net assets                           (45,961)            (107,784)        (103,108)                 82,195

Net assets at beginning
   of period                             1,269,843            1,662,654        1,547,421               2,187,372
                                       -----------          -----------      -----------             -----------
Net assets at end of period
  (including accumulated net
   investment loss of $81,451;
   $117,622; $76,795 and
   $110,757, respectively)             $ 1,223,882          $ 1,554,870      $ 1,444,313             $ 2,269,567
                                       ===========          ===========      ===========             ===========

                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                           Three Months Ended March 31
                                      --------------------------------------------------------------------------
                                                1999 (a)(b)                              1998 (a)(b)
                                      ---------------------------------      -----------------------------------
                                        Bullion                Coin            Bullion                  Coin
                                       Portfolio             Portfolio        Portfolio               Portfolio
                                      -----------           -----------      -----------             -----------
Net asset value at beginning
  of period                           $     11.30           $     11.26      $     11.33             $     11.39
Net investment loss.................         (.01)                 (.01)            (.01)                   (.01)
Net realized and unrealized
  gain (loss) on investments........         (.30)                 (.30)             .45                     .51
                                      -----------           -----------      -----------             -----------
Increase (decrease) in net
  asset value                                (.31)                 (.31)             .44                     .50
                                      -----------           -----------      -----------             -----------
Net asset value at end of period      $     10.99           $     10.95      $     11.77             $     11.89
                                      ===========           ===========      ===========             ===========
Ratios to average net assets:
Expenses (c)(d).....................         .35%                  .35%             .35%                    .35%
Net investment loss (c)(d)..........        (.35%)                (.35%)           (.35%)                  (.35%)
Investment turnover rate (d)........         None                  None             None                    None
Number of Units outstanding
  at end of period .................      111,401               142,003          122,667                 190,831
Net assets at end of period
  (in thousands)....................  $     1,224           $     1,555      $     1,444             $     2,270


Note:
(a) The selected per unit data was calculated using average net assets during the period.

(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.

(c) During the three months ended March 31, 1999 and 1998, the Sponsor reimbursed expenses totaling $2,128 and $1,795 for the Bullion Portfolio and $2,191 and $1,716 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to 1.02% and .81% for the Bullion Portfolio and .88% and .65% for the Coin Portfolio, respectively, for the periods then ended.

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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


                                By         TERRY COXON
Dated:  May 14, 1999
                                  ______________________________________________
                                         Terry Coxon, President


                                By         MICHAEL JOSEPH CUGGINO
Dated:  May 14, 1999              ______________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)