Form 10-Q
period 1999-06-30
UNITED STATES GOLD TRUST
filed 1999-08-06
CIK 862352

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

                  For the quarterly period ended June 30, 1999



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

                    Unaudited Statements of Assets and Liabilities at June 30, 1999 and audited Statements of Assets and Liabilities at December 31, 1998.

                    Unaudited Statements of Operations for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998.

                    Unaudited Statements of Changes in Net Assets for the six months ended June 30, 1999 and 1998.

                    Unaudited Selected Per Unit Data and Ratios for the six months ended June 30, 1999 and 1998.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Dealer prices for wholesale transactions of gold bullion generally decreased approximately 6% during the three months ended June 30, 1999. Net assets of the Trust's Bullion Portfolio decreased approximately 16% from $1,223,882 to $1,032,491, the result of the redemption of Units and the decrease in value of gold bullion.

                    Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 7% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 11% from $1,554,870 to $1,387,420, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                    Dealer prices for wholesale transactions of gold bullion generally decreased approximately 9% during the six months ended June 30, 1999. Net assets of the Trust's Bullion Portfolio decreased approximately 19% from $1,269,843 to $1,032,491, the result of the redemption of Units and the decrease in value of gold bullion.

                    Dealer prices for wholesale transactions of American Eagle gold coins generally decreased approximately 10% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 17% from $1,662,654 to $1,387,420, the result of the redemption of Units and the decrease in value of American Eagle gold coins.

                    Additional deposits of gold bullion or of American Eagle gold coins into the Trust by the Sponsor do not affect a Portfolio's net asset value per Unit or gold per Unit.

                    The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                 June 30, 1999
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                                -----------        -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,495,233 and $2,004,467, respectively)
  Gold Bullion.............................................................     $ 1,067,708        $        --
  American Eagle Gold Coins................................................              --          1,422,286
Due from sponsor...........................................................           1,883              1,711
                                                                                -----------        -----------
  Total Assets                                                                    1,069,591          1,423,997

LIABILITIES
Bank overdraft.............................................................          29,459             27,206
Payable to Sponsor.........................................................           3,891              5,621
Payable to Trustee.........................................................           3,750              3,750
                                                                                -----------        -----------
  Total Liabilities                                                                  37,100             36,577
                                                                                -----------        -----------
NET ASSETS                                                                      $ 1,032,491        $ 1,387,420
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................          99,568            136,953
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     10.37        $     10.13
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $ 1,042,275        $ 1,451,157
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     10.47        $     10.60

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .21                .21
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     10.68        $     10.81
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
                                                                                ===========        ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended June 30
                                     --------------------------------------------------------------------------
                                                    1999                                     1998
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
Expenses:
   Trustee fees..................... $       625            $       625      $       625            $       625
   Sponsor fees.....................         577                    745              683                  1,076
   Gold storage fees................         647                    849              757                  1,130
   Professional fees................       1,200                  1,200            1,175                  1,175
   Other............................         125                    125              125                    125
                                     -----------            -----------      -----------            -----------

   Total expenses                          3,174                  3,544            3,365                  4,131
   Less: amount waived or
      absorbed by Sponsor...........       2,127                  2,192            2,126                  2,180
                                     -----------            -----------      -----------            -----------

Net investment loss                       (1,047)                (1,352)          (1,239)                (1,951)

Net realized and unrealized
   loss on investments:
   Net realized loss
   on investments...................          --                   (570)         (46,257)               (37,300)

Net change in unrealized
   appreciation (depreciation)
   on investments ..................     (68,082)              (113,741)          29,541                   (789)
                                     -----------            -----------      -----------            -----------

Net realized and unrealized
   loss on investments                   (68,082)              (114,311)         (16,716)               (38,089)
                                     -----------            -----------      -----------            -----------

Net decrease in net assets
   resulting from operations         $   (69,129)           $  (115,663)     $   (17,955)           $   (40,040)
                                     ===========            ===========      ===========            ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Six Months Ended June 30
                                     --------------------------------------------------------------------------
                                                    1999                                     1998
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
Expenses:
   Trustee fees..................... $     1,250            $     1,250      $     1,250            $     1,250
   Sponsor fees.....................       1,183                  1,534            1,423                  2,154
   Gold storage fees................       1,331                  1,749            1,246                  1,823
   Professional fees................       2,400                  2,400            2,350                  2,350
   Other............................         250                    250              250                    250
                                     -----------            -----------      -----------            -----------

   Total expenses                          6,414                  7,183            6,519                  7,827
   Less: amount waived or
      absorbed by Sponsor...........       4,255                  4,383            3,921                  3,896
                                     -----------            -----------      -----------            -----------

Net investment loss                       (2,159)                (2,800)          (2,598)                (3,931)

Net realized and unrealized
   gain (loss) on investments:
   Net realized loss
   on investments...................          --                   (570)         (46,257)               (37,300)

Net change in unrealized
   appreciation (depreciation)
   on investments ..................    (101,919)              (156,347)          90,138                 97,855
                                     -----------            -----------      -----------            -----------

Net realized and unrealized
   gain (loss) on investments           (101,919)              (156,917)          43,881                 60,555

                                     -----------            -----------      -----------            -----------

Net increase (decrease) in net
   assets resulting from operations  $  (104,078)           $  (159,717)     $    41,283            $    56,624
                                     ===========            ===========      ===========            ===========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                              Six Months Ended June 30
                                     --------------------------------------------------------------------------
                                                   1999                                     1998
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
From Operations
   Net investment loss.............. $    (2,159)           $    (2,800)     $    (2,598)           $    (3,931)
   Net realized loss
     on investments.................          --                   (570)         (46,257)               (37,300)
   Net change in unrealized
     appreciation (depreciation)
     on investments.................    (101,919)              (156,347)          90,138                 97,855
                                     -----------            -----------      -----------            -----------
   Net increase (decrease) in net
     assets resulting from operations   (104,078)              (159,717)          41,283                 56,624

From Unit Transactions
   Redemption of 12,809; 10,766;
    21,055 and 10,604 Units,
     respectively ..................    (133,274)              (115,517)        (242,485)              (123,538)
                                     -----------            -----------      -----------            -----------
   Net decrease in net
     assets from Unit transactions      (133,274)              (115,517)        (242,485)              (123,538)
                                     -----------            -----------      -----------            -----------
   Net decrease in net assets           (237,352)              (275,234)        (201,202)               (66,914)

   Net assets at beginning
     of period                         1,269,843              1,662,654        1,547,421              2,187,372
                                     -----------            -----------      -----------            -----------
   Net assets at end of period
     (including accumulated net
     investment loss of $82,498;
     $118,974; $78,034 and
     $112,708, respectively)         $ 1,032,491            $ 1,387,420      $ 1,346,219            $ 2,120,458
                                     ===========            ===========      ===========            ===========

                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                            Six Months Ended June 30
                                     --------------------------------------------------------------------------
                                                 1999 (a)(b)                             1998 (a)(b)
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
Net asset value at beginning
  of period                          $     11.30            $     11.26      $     11.33            $     11.39
Net investment loss.................        (.02)                  (.02)            (.02)                  (.02)
Net realized and unrealized
  gain (loss) on investments........        (.91)                 (1.11)             .34                    .31
                                     -----------            -----------      -----------            -----------
Increase (decrease) in
  net asset value                           (.93)                 (1.13)             .32                    .29

                                     -----------            -----------      -----------            -----------
Net asset value at end of period     $     10.37            $     10.13      $     11.65            $     11.68
                                     ===========            ===========      ===========            ===========

Ratios to average net assets:
Expenses (c)(d).....................        .35%                   .35%             .35%                   .35%
Net investment loss (c)(d)..........       (.35%)                 (.35%)           (.35%)                 (.35%)
Investment turnover rate (d)........        None                   None             None                   None
Number of Units outstanding
  at end of period .................      99,568                136,953          115,534                181,480
Net assets at end of period
  (in thousands).................... $     1,032            $     1,387      $     1,346            $     2,120


Note:
(a) The selected per unit data was calculated using average net assets during the period.

(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.

(c) During the six months ended June 30, 1999 and 1998, the Sponsor reimbursed expenses totaling $4,255 and $3,921 for the Bullion Portfolio and $4,383 and $3,896 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to 1.04% and .88% for the Bullion Portfolio and .90% and .70% for the Coin Portfolio, respectively, for the periods then ended.

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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


                                By         TERRY COXON
Dated:  August 6, 1999
                                  ______________________________________________
                                         Terry Coxon, President


                                By         MICHAEL JOSEPH CUGGINO
Dated:  August 6, 1999            ______________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)