Form 10-Q
period 1999-09-30
UNITED STATES GOLD TRUST
filed 1999-11-15
CIK 862352

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

                  For the quarterly period ended September 30, 1999



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

                    Unaudited Statements of Assets and Liabilities at September 30, 1999 and audited Statements of Assets and Liabilities at December 31, 1998.

                    Unaudited Statements of Operations for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998.

                    Unaudited Statements of Changes in Net Assets for the nine months ended September 30, 1999 and 1998.

                    Unaudited Selected Per Unit Data and Ratios for the nine months ended September 30, 1999 and 1998.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Dealer prices for wholesale transactions of gold bullion generally increased approximately 13% during the three months ended September 30, 1999. Net assets of the Trust's Bullion Portfolio decreased approximately 19% from $1,032,491 to $835,652, the result of the redemption of Units in excess of the increase in value of gold bullion.

                    Dealer prices for wholesale transactions of American Eagle gold coins generally increased approximately 15% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 35% from $1,387,420 to $904,804, the result of the redemption of Units in excess of the increase in value of American Eagle gold coins.

                    Dealer prices for wholesale transactions of gold bullion generally increased approximately 3% during the nine months ended September 30, 1999. Net assets of the Trust's Bullion Portfolio decreased approximately 34% from $1,269,843 to $835,652, the result of the redemption of Units in excess of the increase in value of gold bullion.

                    Dealer prices for wholesale transactions of American Eagle gold coins generally increased approximately 4% during the same period. Net assets of the Trust's Coin Portfolio decreased approximately 46% from $1,662,654 to $904,804, the result of the redemption of Units in excess of the increase in value of American Eagle gold coins.

                    Additional deposits of gold bullion or of American Eagle gold coins into the Trust by the Sponsor do not affect a Portfolio's net asset value per Unit or gold per Unit.

                    The annualized ratios of expenses to average net assets and net investment loss to average net assets during the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 were .35% for each Portfolio after amounts waived or absorbed by the Sponsor. The Trust has engaged in no activities other than the investment in gold bullion and coins, the issuance and redemption of Units and the payment of its expenses.

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

                           Inapplicable

                 Item 5.   Other Information

                           Inapplicable

                 Item 6.   Exhibits and Reports on Form 8-K

                           (a)  Exhibits: None

                           (b)  Reports on Form 8-K: None

                              Financial Statements

                            UNITED STATES GOLD TRUST

                      STATEMENTS OF ASSETS AND LIABILITIES
                                September 30, 1999
                                   (Unaudited)

                                                                                  Bullion             Coin
                                                                                 Portfolio          Portfolio
                                                                                -----------        -----------
ASSETS
Investments at value (based on bid side evaluation)
  (cost: $1,495,233 and $1,419,658, respectively)
  Gold Bullion.............................................................     $ 1,209,580        $        --
  American Eagle Gold Coins................................................              --          1,127,122
Due from sponsor...........................................................           2,131              8,928
                                                                                -----------        -----------
  Total Assets                                                                    1,211,711          1,136,050

LIABILITIES
Bank overdraft.............................................................         367,338            220,630
Payable to Sponsor.........................................................           4,346              6,241
Payable to Trustee.........................................................           4,375              4,375
                                                                                -----------        -----------
  Total Liabilities                                                                 376,059            231,246
                                                                                -----------        -----------
NET ASSETS                                                                      $   835,652        $   904,804
                                                                                ===========        ===========

INTEREST OF UNITHOLDERS

Outstanding Units..........................................................          66,974             75,765
                                                                                ===========        ===========

Redemption Price Per Unit (based on bid side evaluation)...................     $     12.48        $     11.94
                                                                                ===========        ===========

Calculation of Offering Price per Unit:
  Aggregate offering side evaluation.......................................     $   845,436        $   969,958
                                                                                ===========        ===========
  Divided by outstanding Units.............................................     $     12.62        $     12.80

  Plus sales charge of 1.96% of Offering Price
    (2% of net amount invested)............................................             .26                .26
                                                                                -----------        -----------
Offering Price per Unit....................................................     $     12.88        $     13.06
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
                                                                                ===========        ===========


                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended September 30
                                     --------------------------------------------------------------------------
                                                    1999                                     1998
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
Expenses:
   Trustee fees..................... $       625            $       625      $       625            $       625
   Sponsor fees.....................         455                    620              643                  1,016
   Gold storage fees................         679                    686              724                  1,088
   Professional fees................       1,200                  1,200            1,175                  1,175
   Other............................         125                    125              125                    125
                                     -----------            -----------      -----------            -----------

   Total expenses                          3,084                  3,256            3,292                  4,029
   Less: amount waived or
      absorbed by Sponsor...........       2,266                  2,141            2,139                  2,208
                                     -----------            -----------      -----------            -----------

Net investment loss                         (818)                (1,115)          (1,153)                (1,821)

Net realized and unrealized
   gain (loss) on investments:
   Net realized loss
   on investments...................          --               (143,111)              --                (42,605)

Net change in unrealized
   appreciation (depreciation)
   on investments ..................     141,872                289,645           (2,743)                35,476
                                     -----------            -----------      -----------            -----------

Net realized and unrealized
   gain (loss) on investments            141,872                146,534           (2,743)                (7,129)
                                     -----------            -----------      -----------            -----------

Net increase (decrease) in net
   assets resulting from operations  $   141,054            $   145,419      $    (3,896)           $    (8,950)
                                     ===========            ===========      ===========            ===========

                            UNITED STATES GOLD TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Nine Months Ended September 30
                                     --------------------------------------------------------------------------
                                                    1999                                     1998
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
Expenses:
   Trustee fees..................... $     1,875            $     1,875      $     1,875            $     1,875
   Sponsor fees.....................       1,638                  2,154            2,066                  3,170
   Gold storage fees................       2,010                  2,435            1,970                  2,911
   Professional fees................       3,600                  3,600            3,525                  3,525
   Other............................         375                    375              375                    375
                                     -----------            -----------      -----------            -----------

   Total expenses                          9,498                 10,439            9,811                 11,856
   Less: amount waived or
      absorbed by Sponsor...........       6,521                  6,524            6,060                  6,104
                                     -----------            -----------      -----------            -----------

Net investment loss                       (2,977)                (3,915)          (3,751)                (5,752)

Net realized and unrealized
   gain (loss) on investments:
   Net realized loss
   on investments...................          --               (143,681)         (46,257)               (79,905)

Net change in unrealized
   appreciation (depreciation)
   on investments ..................      39,953                133,298           87,395                133,331
                                     -----------            -----------      -----------            -----------

Net realized and unrealized
   gain (loss) on investments             39,953                (10,383)          41,138                 53,426
                                     -----------            -----------      -----------            -----------

Net increase (decrease) in net
   assets resulting from operations  $    36,976            $   (14,298)     $    37,387            $    47,674
                                     ===========            ===========      ===========            ===========

                            UNITED STATES GOLD TRUST

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                              Nine Months Ended September 30
                                     --------------------------------------------------------------------------
                                                   1999                                     1998
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
From Operations
   Net investment loss.............. $    (2,977)           $    (3,915)     $    (3,751)           $    (5,752)
   Net realized loss
     on investments.................          --               (143,681)         (46,257)               (79,905)
   Net change in unrealized
     appreciation (depreciation)
     on investments.................      39,953                133,298           87,395                133,331
                                     -----------            -----------      -----------            -----------
   Net increase (decrease) in net
     assets resulting from operations     36,976                (14,298)          37,387                 47,674

From Unit Transactions
   Redemption of 45,403; 71,954;
     21,298 and 16,805 Units,
     respectively ..................    (471,167)              (743,552)        (245,217)              (196,874)
                                     -----------            -----------      -----------            -----------
   Net decrease in net
     assets from Unit transactions      (471,167)              (743,552)        (245,217)              (196,874)
                                     -----------            -----------      -----------            -----------
   Net decrease in net assets           (434,191)              (757,850)        (207,380)              (149,200)

   Net assets at beginning
     of period                         1,269,843              1,662,654        1,547,421              2,187,372
                                     -----------            -----------      -----------            -----------
   Net assets at end of period
     (including accumulated net
     investment loss of $83,316;
     $120,089; $79,187 and
     $114,529, respectively)         $   835,652            $   904,804      $ 1,339,591            $ 2,038,172
                                     ===========            ===========      ===========            ===========

                            UNITED STATES GOLD TRUST

                        SELECTED PER UNIT DATA AND RATIOS
                                   (Unaudited)

                                                            Nine Months Ended September 30
                                     --------------------------------------------------------------------------
                                                 1999 (a)(b)                             1998 (a)(b)
                                     ----------------------------------      ----------------------------------
                                       Bullion                 Coin            Bullion                 Coin
                                      Portfolio              Portfolio        Portfolio              Portfolio
                                     -----------            -----------      -----------            -----------
Net asset value at beginning
  of period                          $     11.30            $     11.26      $     11.33            $     11.39
Net investment loss.................        (.03)                  (.03)            (.03)                  (.03)
Net realized and unrealized
  gain on investments...............        1.21                    .71              .32                    .27
                                     -----------            -----------      -----------            -----------

Increase in net asset value                 1.18                    .68              .29                    .24

                                     -----------            -----------      -----------            -----------
Net asset value at end of period     $     12.48            $     11.94      $     11.62            $     11.63
                                     ===========            ===========      ===========            ===========

Ratios to average net assets:
Expenses (c)(d).....................        .35%                   .35%             .35%                   .35%
Net investment loss (c)(d)..........       (.35%)                 (.35%)           (.35%)                 (.35%)
Investment turnover rate (d)........        None                   None             None                   None
Number of Units outstanding
  at end of period .................      66,974                 75,765          115,291                175,279
Net assets at end of period
  (in thousands).................... $       836            $       905      $     1,340            $     2,038


Note:
(a) The selected per unit data was calculated using average net assets during the period.

(b) The Trust's sole investment activity was to hold Gold, and the Trust had no income.

(c) During the nine months ended September 30, 1999 and 1998, the Sponsor reimbursed expenses totaling $6,521 and $6,060 for the Bullion Portfolio and $6,524 and $6,104 for the Coin Portfolio, respectively. Absent the foregoing, the ratio of expenses to average net assets and the ratio of net investment loss to average net assets would have increased to 1.12% and .92% for the Bullion Portfolio and .93% and .72% for the Coin Portfolio, respectively, for the periods then ended.

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


                                UNITED STATES GOLD TRUST
                                ________________________________________________
                                    (Registrant)

                                By BULLION SECURITY CORPORATION
                                 its Sponsor


                                By         TERRY COXON
Dated:  November 15, 1999
                                  ______________________________________________
                                         Terry Coxon, President


                                By         MICHAEL JOSEPH CUGGINO
Dated:  November 15, 1999         ______________________________________________
                                         Michael Joseph Cuggino, Treasurer
                                    (principal financial and accounting officer)